Form 10-Q
period 2022-03-31
Athena Technology Acquisition Corp. II
filed 2022-05-12
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022 there were 26,328,750 shares of Class A common stock, par value $0.0001 per share, and 8,881,250 shares of Class B common stock, par value $0.0001, issued and outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	As of March 31, 2022 (Unaudited)	As of December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$813,124	$1,526,464
Prepaid expenses and other assets	309,820	304,961
Due from affiliate	-	25,000
Total current assets	1,122,944	1,856,425
Prepaid expenses-non current	206,404	276,767
Deferred tax asset	18,781	13,707
Investments held in Trust Account	256,314,124	256,288,315
TOTAL ASSETS	$257,662,253	$258,435,214

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$155,848	$637,350
Franchise tax payable	117,995	67,995
Total current liabilities	273,843	705,345
Deferred underwriting fee payable	8,956,250	8,956,250
Total liabilities	9,230,093	9,661,595
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 25,375,000 shares at redemption value of $10.10 per share, respectively at March 31, 2022 and December 31, 2021	256,287,500	256,287,500
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 953,750 shares issued and outstanding (excluding 25,375,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021.	95	95
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,881,250 shares issued and outstanding at March 31, 2022 and December 31, 2021	888	888
Additional paid-in capital	-	-
Accumulated deficit	(7,856,323)	(7,514,864)

Total stockholders’ deficit	(7,855,340)	(7,513,881)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$257,662,253	$258,435,214

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

OPERATING EXPENSES
General and administrative	$322,369
Franchise tax	50,000
Total operating expenses	372,369
OTHER INCOME
Interest income on investments held in Trust Account	25,809
Other Income	27
Total other income	25,836

LOSS BEFORE PROVISION FOR INCOME TAXES	(346,533)
Income tax expense (benefit)	(5,074)
NET LOSS	$(341,459)

Weighted average shares outstanding of Class A common stock	26,328,750
Basic and diluted net loss per share, Class A	$(0.01)
Weighted average shares outstanding of Class B common stock	8,881,250
Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Class A Common stock		Class B Common stock;		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	953,750	$95	8,881,250	$888	$-	$(7,514,864)	$(7,513,881)
Net loss	-	-	-	-	-	(341,459)	(341,459)
Balance, March 31, 2022	953,750	$95	8,881,250	$888	$-	$(7,856,323)	$(7,855,340)

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(341,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account and other	(25,809)
Income tax expense (benefit)	(5,074)
Changes in operating assets and liabilities:
Prepaid expenses and other	65,504
Due from affiliates	25,000
Accounts payable and accrued expenses	(481,503)
Franchise tax payable	50,000
Net cash used in operating activities	(713,340)

NET CHANGE IN CASH	(713,340)

CASH, BEGINNING OF PERIOD	1,526,464

CASH, END OF PERIOD	$813,124

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022(UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $813,124 in its operating bank accounts, $256,314,124 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $849,101. As of March 31, 2022, approximately $25,836 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

On March 31, 2022 and December 31, 2021, the Company had $256,314,124 and $256,288,315 respectively in investments held in Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rates differ from the federal statutory rate primarily due to the fair value on instruments treated as debt for U.S. GAAP and equity for tax purposes, which is not deductible for income tax purposes, for 2022.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021 the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

The Company may be subject to potential examination by U.S. federal, states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal, states or foreign tax laws.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The total benefit for income taxes is comprised of the following:

	March 31, 2022	December 31, 2021
Current expense	$-	$-
Deferred expense	72,772	27,813
Change in valuation allowance	(67,698)	(13,707)

Total income tax benefit	$5,074	$14,106

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	March 31, 2022	December 31, 2021
Deferred tax assets	$100,585	$27,813
Deferred tax liabilities	-	-
Valuation allowance for deferred tax assets	(81,804)	(13,707)

Net deferred tax assets	$18,781	$14,106

The deferred tax assets were comprised of the tax effect of cumulative temporary differences as follows:

	March 31, 2022	December 31, 2021
Capitalized expenses before business combination	$18,781	$13,707
Valuation allowance for deferred tax assets	(18,781)	(13,707)
Total	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2022 and period ended December 31, 2021, the change in valuation allowance was $67,698 and $13,707.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	March 31, 2022	December 31, 2021
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	-%	0%
Valuation allowance	(19.54)%	(10.35)%
Income tax provision expense (benefit)	(1.46)%	(10.65)%

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

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2022, 25,375,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO and over-allotment, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022, the shares of Class A common stock reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$253,750,000
Less:
Proceeds allocated to Public Warrants	(9,261,875)
Class A common stock issuance costs	(13,893,811)
Plus: Accretion of carrying value to redemption value	25,693,186
Class A common stock subject to possible redemption	$256,287,500

Net Loss per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At March 31, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended
	March 31, 2022
	Class A Common Stock	Class B Common Stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(266,840)	$(74,619)

Denominator:
Weighted average shares outstanding	26,328,750	7,362,500

Basic and diluted net loss per share	$(0.01)	$(0.01)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”).

The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined that its Warrants, issued pursuant to the public warrant agreement (as may be amended and restated, the “Public Warrant Agreement”) and private warrant agreement (as may be amended and restated, the “Private Warrant Agreement,” and together with the Public Warrant Agreement, the “Warrant Agreements”), qualify for equity accounting treatment.

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

The Initial Stockholders had agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Subsequent to March 31, 2022, since the underwriters exercised the over-allotment option only in part, the Sponsor forfeited, 1,181,250 Founder Shares.

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

Related Party Loans

On August 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the IPO. The Company has borrowed $104,402 under the Note, all of which was repaid prior to December 31, 2021 and the Note is no longer available for use for future borrowings by the Company. There was no balance outstanding as of March 31, 2022 and December 31, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Due from affiliate

Due from affiliate includes an amount of $25,000 excess previously paid to the Sponsor towards the Note. This amount has been returned to the Company by the Sponsor on February 24, 2022. There was no balance outstanding as of March 31, 2022.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange (the “NYSE”) for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2022, $40,000 has been paid under this agreement (which included $10,000 towards December 2021).

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on closing a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statement.

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 26,328,750 shares of Class A common stock issued and outstanding, of which 25,375,000 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity.

Class B common stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,881,250 shares of Class B common stock outstanding, after giving effect to the forfeiture of 1,181,250 common stock since the underwriters did not exercise the over-allotment option in full.

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

Warrants—As of March 31, 2022 and December 31, 2021, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, it will use its best efforts to file with the SEC a post-effective amendment to the registration statement for the IPO or a new registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreements. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the offer and sale of the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the Company’s initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis.

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

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were comprised of $256,314,124 and $256,288,315, respectively, held in U.S. Treasury Securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. No money has been redeemed from the Trust Account as at March 31, 2022 and December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
March 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$256,314,124	—	—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2021	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$256,288,315	—	—

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

Results of Operations

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and Over-allotment placed in the Trust Account.

For the three months ended March 31, 2022, we had a net loss of $341,459 which consisted of operating expenses and interest income on investment held in Trust Account.

Liquidity and Capital Resources

The Registration Statement on Form S-1, as amended (the “Registration Statement”), for the Company’s IPO was declared effective on December 9, 2021. On December 14, 2021, the Company consummated the IPO of 25,000,000 units (“Units”). Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half of a redeemable warrant (each, a “Public Warrant”). The Units were sold at $10.00 per Unit, generating gross proceeds of $250,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 950,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Athena Technology Sponsor II LLC (the “Sponsor”) generating gross proceeds of $9,500,000.

Subsequent to the closing of the IPO, the Company consummated the closing of the sale of 375,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $3,750,000. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 3,750 Private Placement Units to the Sponsor, generating gross proceeds of $37,500.

Following the closing of the IPO and partial exercise of the over-allotment, $256,287,500 of the net proceeds from the IPO (including the Over-allotment Units) and a portion of the Private Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

For the three months ended March 31, 2022, $713,340 of cash was used in operating activities.

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

As of March 31, 2022, we had $813,124 cash available for working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022, there were no Working Capital Loans outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to deferred underwriting commissions of $0.35 per Unit ($0.55 per unit from the Over-allotment Units), or $8,956,250 from the closing of the IPO and the Over-allotment Units. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At March 31, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own shares of common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined that upon review of the public warrant agreement (as may be amended and restated, the “Public Warrant Agreement”) and private warrant agreement (as may be amended and restated, the “Private Warrant Agreement,” and together with the Public Warrant Agreement, the “Warrant Agreements”), management concluded that the Public Warrants and Private Warrants issued pursuant to the Warrant Agreements qualify for equity accounting treatment.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-261287). The Registration Statement on Form S-1, as amended (the “Registration Statement”), for the Company’s IPO was declared effective on December 9, 2021. On December 14, 2021, the Company consummated the IPO of 25,000,000 Units. Each Unit consists of one Public Share and one-half of a Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 950,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Company’s Sponsor, generating gross proceeds of $9,500,000 which is described in Note 4.

Subsequent to the closing of the IPO, the Company consummated the closing of the sale of 375,000 Over-allotment Units upon receiving notice of the underwriter’s election to partially exercise its over-allotment option, generating additional gross proceeds of $3,750,000. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 3,750 Private Placement Units to the Sponsor, generating gross proceeds of $37,500.

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Units amounted to $14,420,146, consisting of $5,075,000 of underwriting fees, $8,881,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 14, 2023, subject to the terms of the underwriting agreement.

Following the closing of the IPO and exercise of the over-allotment, $256,287,500 of the net proceeds from the IPO (including the Over-allotment Units) and the Private Placement Units was placed in a Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

We paid a total of $5,000,000 underwriting discounts and commissions and $463,896 for other offering costs and expenses related to the IPO. In addition, the underwriters agreed to defer $8,956,250 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: May 12, 2022	By:	/s/ Isabelle Freidheim
	Name:	Isabelle Freidheim
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Anna Apostolova
	Name:	Anna Apostolova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)