Form 10-Q
period 2022-06-30
Athena Technology Acquisition Corp. II
filed 2022-08-12
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022 there were 26,328,750 shares of Class A common stock, par value $0.0001 per share, and 8,881,250 shares of Class B common stock, par value $0.0001, issued and outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$722,297	$1,526,464
Prepaid expenses and other assets	294,622	304,961
Due from affiliate	-	25,000
Total current assets	1,016,919	1,856,425
Prepaid expenses-non current	135,256	276,767
Deferred tax asset	13,707	13,707
Investments held in Trust Account	256,660,200	256,288,315
TOTAL ASSETS	$257,826,082	$258,435,214

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$246,472	$637,350
Franchise tax payable	167,995	67,995
Income tax payable	43,000	-
Total current liabilities	457,467	705,345
Deferred underwriting fee payable	8,956,250	8,956,250
Total liabilities	9,413,717	9,661,595

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 25,375,000 shares at redemption value of $10.10 per share, respectively at June 30, 2022 and December 31, 2021	256,287,500	256,287,500
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 or December 31, 2021	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 953,750 shares issued and outstanding (excluding 25,375,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	95	95
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,881,250 shares issued and outstanding at June 30, 2022 and December 31, 2021	888	888
Additional paid-in capital	-	-
Accumulated deficit	(7,876,118)	(7,514,864)

Total stockholders’ deficit	(7,875,135)	(7,513,881)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$257,826,082	$258,435,214

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	For the three months ended June 30, 2022	For the six months ended June 30, 2022

OPERATING EXPENSES
General and administrative	$267,816	$590,185
Franchise tax	50,000	100,000
Total operating expenses	317,816	690,185
OTHER INCOME
Interest income on investments held in Trust Account and other income	346,095	371,931
Total other income	346,095	371,931

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	28,279	(318,254)
Income tax expense (benefit)	48,074	43,000
NET LOSS	$(19,795)	$(361,254)

Weighted average shares outstanding of Class A common stock	26,328,750	26,328,750
Basic and diluted net income (loss) per share, Class A	$0.00	$(0.01)
Weighted average shares outstanding of Class B common stock	8,881,250	8,881,250
Basic and diluted net income (loss) per share, Class B	$0.00	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	953,750	$95	8,881,250	$888	$-	$(7,514,864)	$(7,513,881)
Net loss	-	-	-	-	-	(341,459)	(341,459)
Balance, March 31, 2022	953,750	95	8,881,250	888	-	(7,856,323)	(7,855,340)
Net loss	-	-	-	-	-	(19,795)	(19,795)
Balance, June 30, 2022	953,750	$95	8,881,250	$888	$-	$(7,876,118)	$(7,875,135)

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(361,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account and other	(371,885)
Income tax payable	43,000
Changes in operating assets and liabilities:
Prepaid expenses and other	151,850
Due from affiliates	25,000
Accounts payable and accrued expenses	(390,878)
Franchise tax payable	100,000
Net cash used in operating activities	(804,167)

NET CHANGE IN CASH	(804,167)

CASH, BEGINNING OF PERIOD	1,526,464

CASH, END OF PERIOD	$722,297

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022 (UNAUDITED)

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Going Concern Consideration and Capital Resources

As of June 30, 2022, the Company had $722,297 in its operating bank accounts, $256,660,200 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $559,452. As of June 30, 2022, approximately $$371,900 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by June 14, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the periods three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income (loss) on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

On June 30, 2022 and December 31, 2021, the Company had $256,660,200 and $256,288,315 respectively in investments held in Trust Account.

Offering Costs associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 14, 2023, subject to the terms of the underwriting agreement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2022, 25,375,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

As of June 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$253,750,000
Less:
Proceeds allocated to Public Warrants	(9,261,875)
Class A common stock issuance costs	(13,893,811)
Plus: Accretion of carrying value to redemption value	25,693,186
Class A common stock subject to possible redemption at December 31, 2021 and June 30, 2022	$256,287,500

Net Income (loss) per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At June 30, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

For the three months ended June 30, 2022	Common stock
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net loss	$(14,802)	$(4,993)
Denominator:
Weighted average shares outstanding	26,328,750	8,881,250
Basic and diluted net income per share	$0.00	$0.00

For the six months ended June 30, 2022	Common stock
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(270,133)	$(91,121)
Denominator:
Weighted average shares outstanding	26,328,750	8,881,250
Basic and diluted net loss per share	$(0.01)	$(0.01)

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Related Party Loans

On August 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the IPO. The Company has borrowed $104,402 under the Note, all of which was repaid prior to December 31, 2021 and the Note is no longer available for use for future borrowings by the Company. There was no balance outstanding as of June 30, 2022 and December 31, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“452 Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Due from affiliate

Due from affiliate at December 31, 2021 includes an amount of $25,000 excess previously paid to the Sponsor towards the Note. This amount has been returned to the Company by the Sponsor on February 24, 2022. There was no balance outstanding as of June 30, 2022.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange (the “NYSE”) for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and six months ended June 30, 2022, $30,000 and $70,000, respectively, has been paid under this agreement (which included $10,000 towards December 2021).

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

Class A common stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 26,328,750 shares of Class A common stock issued and outstanding, of which 25,375,000 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 8,881,250 shares of Class B common stock outstanding, after giving effect to the forfeiture of 1,181,250 common stock since the underwriters did not exercise the over-allotment option in full.

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

Warrants—As of June 30, 2022 and December 31, 2021, the Company has 12,687,500 Public Warrants and 476,875 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were comprised of $256,660,200 and $256,288,315, respectively, held in Money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. No money has been redeemed from the Trust Account as at June 30, 2022 and December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$256,660,200	—	—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2021	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$256,288,315	—	—

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

Results of Operations

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and Over-allotment placed in the Trust Account.

For the three months ended June 30, 2022, we had a net loss of $19,795 which consisted of operating expenses, interest income on investment held in Trust Account and income tax expenses.

For the six months ended June 30, 2022, we had a net loss of $361,254 which consisted of operating expenses, interest income on investment held in Trust Account and income tax expenses.

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

For the six months ended June 30, 2022, $804,167 of cash was used in operating activities respectively.

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

As of June 30, 2022, we had $722,297 cash available for working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by June 14, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At June 30, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income per common stock for the period.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: August 12, 2022	By:	/s/ Isabelle Freidheim
	Name:	Isabelle Freidheim
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Anna Apostolova
	Name:	Anna Apostolova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)