Form 10-Q
period 2022-09-30
Athena Technology Acquisition Corp. II
filed 2022-11-14
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022 there were 26,328,750 shares of Class A common stock, par value $0.0001 per share, and 8,881,250 shares of Class B common stock, par value $0.0001, issued and outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period May 20, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period May 20, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2022 and for the period May 20, 2021 (inception) through September 30, 2021	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$516,408	$1,526,464
Prepaid expenses and other assets	289,366	304,961
Due from affiliate	—	25,000
Total current assets	805,774	1,856,425
Prepaid expense non - current	63,328	276,767
Deferred tax asset	—	13,707
Investments held in Trust Account	257,816,980	256,288,315
TOTAL ASSETS	$258,686,082	$258,435,214

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$257,288	$637,350
Franchise tax payable	217,995	67,995
Income tax payable	261,729	—
Total current liabilities	737,012	705,345
Deferred underwriting fee payable	8,956,250	8,956,250
Total liabilities	9,693,262	9,661,595

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 25,375,000 shares at redemption value of $10.14 per share and $10.10 per share, at September 30, 2022 and December 31, 2021, respectively	257,337,256	256,287,500
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 or December 31, 2021	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 953,750 shares issued and outstanding (excluding 25,375,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	95	95
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,881,250 shares issued and outstanding at September 30, 2022 and December 31, 2021	888	888
Additional paid-in capital	—	—
Accumulated deficit	(8,345,419)	(7,514,864)

Total stockholders’ deficit	(8,344,436)	(7,513,881)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$258,686,082	$258,435,214

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	For the three months ended September 30,		For the nine months ended September 30,	For the period May 20, 2021 (inception) through September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$293,952	$1,160	$884,137	$1,160
Franchise tax	50,000	—	150,000	—
Total operating expenses	343,952	1,160	1,034,137	1,160
OTHER INCOME
Interest income on investments held in Trust Account and other income	1,156,843	—	1,528,774	—
Total other income	1,156,843	—	1,528,774	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	812,891	(1,160)	494,637	(1,160)
Provision for income taxes	(232,436)	—	(275,436)	—
NET INCOME (LOSS)	$580,455	$(1,160)	$219,201	$(1,160)

Weighted average shares outstanding of Class A common stock	26,328,750	—	26,328,750	—
Basic and diluted net income (loss) per share, Class A	$0.02	—	$0.01	—
Weighted average shares outstanding of Class B common stock	8,881,250	8,750,000	8,881,250	8,750,000
Basic and diluted net income (loss) per share, Class B	$0.02	$(0.00)	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	953,750	$95	8,881,250	$888	$—	$(7,514,864)	$(7,513,881)
Net loss	—	—	—	—	—	(341,459)	(341,459)
Balance, March 31, 2022	953,750	95	8,881,250	888	—	(7,856,323)	(7,855,340)
Net loss	—	—	—	—	—	(19,795)	(19,795)
Balance, June 30, 2022	953,750	95	8,881,250	888	—	(7,876,118)	(7,875,135)
Remeasurement of common stock subject to redemption	—	—	—	—	—	(1,049,756)	(1,049,756)
Net income	—	—	—	—	—	580,455	580,455
Balance, September 30, 2022	953,750	$95	8,881,250	$888	$—	$(8,345,419)	$(8,344,436)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021, AND FOR THE PERIOD MAY 20, 2021

(INCEPTION) THROUGH SEPTEMBER 30, 2021

			Additional		Total
	Class B Common stock		paid-in	Accumulated	stockholder’s
	Shares	Amount	Capital	Deficit	equity
Balance, May 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor (1)	8,881,250	888	23,994	—	25,000
Balance, June 30, 2021	8,881,250	888	23,994	—	25,000
Net loss	—	—	—	(1,160)	(1,160)
Balance, September 30, 2021	8,881,250	$888	$23,994	$(1,160)	$23,840

(1)	This number includes an aggregate of up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7). On December 9, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 1,181,250 of these shares and the remaining Class B common stock are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the nine months ended September 30,	For the period from May 20, 2021 (Inception) through September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$219,201	$(1,160)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account and other	(1,528,665)	—
Income tax payable	275,436	—
Changes in operating assets and liabilities:
Prepaid expenses and other	229,034	—
Due from affiliates	25,000	—
Accounts payable and accrued expenses	(380,062)	1,160
Franchise tax payable	150,000	—
Net cash used in operating activities	(1,010,056)	—

NET CHANGE IN CASH	(1,010,056)	—
CASH, BEGINNING OF PERIOD	1,526,464	—
CASH, END OF PERIOD	$516 ,408	$—

Supplemental disclosure of non-cash activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B common stock	—	25,000
Deferred offering costs included in accrued offering costs	—	20,000

The accompanying notes are an integral part of these unaudited condensed financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 (UNAUDITED)

Note 1 – Organization and Business Operations

Athena Technology Acquisition Corp. II (the “Company”) was incorporated in Delaware on May 20, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with our initial Business Combination or in the event we do not consummate our initial Business Combination.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial Business Combination, an extension or otherwise (iii) the structure of our initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with our initial Business Combination (or otherwise issued not in connection with our initial Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete our initial Business Combination or for effecting redemptions and may affect our ability to complete our initial Business Combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our Public Stockholders in the event we liquidate the Trust Account due to a failure to complete our initial Business Combination within the requisite timeframe.

Going Concern Consideration and Capital Resources

As of September 30, 2022, the Company had $516,408 in its operating bank accounts, $257,816,980 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $548,486. As of September 30, 2022, approximately $1,528,665 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the periods three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

On September 30, 2022 and December 31, 2021, the Company had $257,816,980 and $256,288,315 respectively in investments held in Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2022 and December 31, 2021, 25,375,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

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

As of September 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$253,750,000
Less:
Proceeds allocated to Public Warrants	(9,261,875)
Class A common stock issuance costs	(13,893,811)
Plus: Accretion of carrying value to redemption value	25,693,186
Class A common stock subject to possible redemption at December 31, 2021	256,287,500
Plus: Accretion of carrying value to redemption value	1,049,756
Class A common stock subject to possible redemption at September 30, 2022	$257,337,256

Net Income (loss) per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At September 30, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

For the three months ended September 30, 2022	Common stock
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$434,043	$146,412
Denominator:
Weighted average shares outstanding	26,328,750	8,881,250
Basic and diluted net income per share	$0.02	$0.02

For the nine months ended September 30, 2022	Common stock
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$163,910	$55,291
Denominator:
Weighted average shares outstanding	26,328,750	8,881,250
Basic and diluted net income per share	$0.01	$0.01

For the three months ended September 30, 2021	Common stock
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(1,160)
Denominator:
Weighted average shares outstanding	—	8,750,000
Basic and diluted net loss per share	$—	$(0.00)

For the period May 20, 2021 (inception) through September 30, 2021	Common stock
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(1,160)
Denominator:
Weighted average shares outstanding	—	8,750,000
Basic and diluted net loss per share	$—	$(0.00)

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

Related Party Loans

On August 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the IPO. The Company has borrowed $104,402 under the Note, all of which was repaid prior to December 31, 2021 and the Note is no longer available for use for future borrowings by the Company. There was no balance outstanding as of September 30, 2022 and December 31, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“452 Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Due from affiliate

Due from affiliate at December 31, 2021 includes an amount of $25,000 excess previously paid to the Sponsor towards the Note. This amount has been returned to the Company by the Sponsor on February 24, 2022. There was no balance outstanding as of September 30, 2022.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange (the “NYSE”) for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and nine months ended September 30, 2022, $30,000 and $100,000, respectively, has been paid under this agreement (which included $10,000 towards December 2021). For the three months and for the period May 20, 2021 (inception) through September 30, 2021 ended September 30, 2021, $0 has been paid under this agreement, respectively.

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

The underwriters were paid a cash underwriting discount of $0.20 per unit on the offering, or $5,000,000 in the aggregate at the closing of the IPO. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $8,881,250 from the closing of the IPO and over-allotment. The total deferred fee of $8,956,250 (including underwriting discount of $75,000 related to the exercise of the over-allotment option) is deferred until completion of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 26,328,750 shares of Class A common stock issued and outstanding, of which 25,375,000 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 8,881,250 shares of Class B common stock outstanding, after giving effect to the forfeiture of 1,181,250 common stock since the underwriters did not exercise the over-allotment option in full.

The Company’s Amended and Restated Certificate of Incorporation provides that the shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B common stock shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 25.28% of the sum of the total number of shares of Class A common stock outstanding upon the completion of the IPO (including the Public Shares, Private Placement Units and Founder Shares) plus all Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

Warrants—As of September 30, 2022 and December 31, 2021, the Company has 12,687,500 Public Warrants and 476,875 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were comprised of $257,816,980 and $256,288,315, respectively, held in Money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. No money has been redeemed from the Trust Account as at September 30, 2022 and December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$257,816,980	—	—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2021	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$256,288,315	—	—

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

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and Over-allotment placed in the Trust Account.

For the three months ended September 30, 2022, we had a net income of $580,455 which consisted of interest income on investment held in Trust Account of $1,156,843, offset by operating expenses of $343,952 and income tax expenses of $232,436.

For the nine months ended September 30, 2022, we had a net income of $219,201 which consisted of interest income on investment held in Trust Account of $1,528,774, offset by operating expenses of $1,034,137 and income tax expenses of $275,436.

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

For the nine months ended September 30, 2022, $1,010,056 of cash was used in operating activities respectively.

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

As of September 30, 2022, we had $516,408 cash available for working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At September 30, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income per common stock for the period.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022, except as noted below.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial Business Combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on December 14, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial Business Combination since such time (or approximately 11 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $1,528,774 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO (assuming that we were to amend our Amended and Restated Certificate of Incorporation to extend the amount of time we have to complete our initial Business Combination beyond the 18 months from the closing of our IPO currently available), or December 9, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with our initial Business Combination or in the event we do not consummate our initial Business Combination.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial Business Combination, an extension or otherwise, (iii) the structure of our initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with our initial Business Combination (or otherwise issued not in connection with our initial Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete our initial Business Combination or for effecting redemptions and may affect our ability to complete our initial Business Combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our Public Stockholders in the event we liquidate the Trust Account due to a failure to complete our initial Business Combination within the requisite timeframe.

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

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: November 14, 2022	By:	/s/ Anna Apostolova
	Name:	Anna Apostolova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)