Form 10-K
period 2022-12-31
Athena Technology Acquisition Corp. II
filed 2023-03-30
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $248,675,000, based on the closing price of $9.80 per share of Class A common stock reported on the NYSE on such date.

As of March 30, 2023, there were 26,328,750 shares of Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,881,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

As of December 31, 2022, there was $259,984,974 in cash and securities held in the Trust Account, which includes interest income available to us of $3,696,659. $418,885 of cash is held outside the Trust Account, available for working capital needs.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is anticipated to be $10.24 per public share as of December 31, 2022. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares they may hold in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and private placement shares they hold and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need only 7,770,001, or 30.62%, of the 25,375,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting, or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in this section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	newly formed company without an operating history;

●	delay in receiving distributions from the Trust Account;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	deviation from acquisition criteria;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the Trust Account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our Sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	dependence on key personnel;

●	conflicts of interest of our Sponsor, officers and directors;

●	the delisting of our securities by the NYSE;

●	dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	warrants adverse effect on the market price of our shares of common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our shares of common stock;

●	impact of COVID-19 and related risks;

●	uncertain geopolitical conditions resulting from the invasion of Ukraine by Russia;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	impact of rising inflation and interest rates;

●	uncertainty concerning the applicability of the Investment Company Act to special purpose acquisition companies;

●	impact of the excise tax included in the Inflation Reduction Act of 2022 on the value of our securities following the business combination and the amount of funds available for distribution;

●	tax consequences to business combinations;

●	exclusive forum provisions in our amended and restated certificate of incorporation; and

●	our ability to continue as a going concern.

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

Our initial stockholders owned approximately 28% of our outstanding common stock (including the private placement shares) immediately following the completion of the initial public offering and the private placement of the private placement units. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and private placement shares. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need 7,770,001, or 30.62%, of the 25,375,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

We may not be able to complete our initial business combination by June 14, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.24 per share based on the amount held in the Trust Account as of December 31, 2022, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by June 14, 2023. Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.24 per share based on the amount held in the Trust Account as of December 31, 2022, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.24 per share based on the amount held in the Trust Account as of December 31, 2022, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.24 per share held in the Trust Account as of December 31, 2022.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.24 per public share held in the Trust Account as of December 31, 2022, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Risks Relating to our Securities

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the $10.24 per share held in the Trust Account as of December 31, 2022.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the $10.24 per share held in the Trust Account as of December 31, 2022.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we would likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. As indicated above, we completed our initial public offering on December 14, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 15 months after the effective date of our initial public offering, as of the date of this Form 10-K).

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in Trust Account included approximately $3,696,659 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, in our discretion, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering (assuming that we are to amend our Amended and Restated Certificate of Incorporation to extend the amount of time we have to complete our initial business combination beyond the 18 months from the closing of our initial public offering currently available), or December 9, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. For so long as the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the risk that we may be considered an unregistered investment company and required to liquidate is greater than that of a special purpose acquisition company that has elected to liquidate such investments and to hold all funds in its Trust Account in cash (i.e., in one or more bank accounts). Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete our initial business combination or for effecting redemptions and may affect our ability to complete our initial business combination, fund future operations or make distributions to stockholders. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the Trust Account due to a failure to complete our initial business combination within the requisite timeframe.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), we have determined that if the Company is unable to complete a business combination by June 14, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

Holders

As of March 1, 2023, there were two holders of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants.

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

At the closing of our initial public offering, on December 14, 2021, we paid a total of $5,000,000 in underwriting fees and $463,896 for other costs and expenses related to the initial public offering. In addition, on December 9, 2021, the underwriters agreed to defer $8,956,250 in underwriting fees.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Overview

Athena Technology Acquisition Corp. II was incorporated in Delaware on May 20, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through December 31, 2022 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had a net income of $1,453,867, which primarily consists of interest earned on investments held in the Trust Account of $3,696,659, offset by general and administrative expenses of $1,308,864, franchise tax expense of $200,000 and provision for income taxes of $733,928.

Liquidity and Capital Resources

The securities in our initial public offering were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-261287). The Registration Statement on Form S-1, as amended (the “Registration Statement”), for the Company’s initial public offering was declared effective on December 9, 2021. On December 14, 2021, the Company consummated its initial public offering of 25,000,000 units. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $250,000,000.

Simultaneously with the closing of our initial public offering, we consummated the sale of 950,000 private placement units at a price of $10.00 per private placement unit in a private placement with our Sponsor, generating gross proceeds of $9,500,000.

Subsequent to the closing of our initial public offering, we consummated the closing of the sale of 375,000 additional units upon receiving notice of the underwriter’s election to partially exercise their over-allotment option, generating additional gross proceeds of $3,750,000. Simultaneously with the exercise of the over-allotment, we consummated the private placement of an additional 3,750 private placement units to our Sponsor, generating gross proceeds of $37,500.

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

Following the closing of the initial public offering and partial exercise of the over-allotment, $256,287,500 of the net proceeds from the initial public offering (including the over-allotment units) and a portion of the private placement units was placed in the Trust Account and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account, as described below.

For the year ended December 31, 2022, cash used in operating activities was $1,107,579. Net cash used in investing activities was $0 and net cash provided by financing activities was $0.

For the period from May 20, 2021 (inception) through December 31, 2021, cash used in operating activities was $34,640. Net cash used in investing activities was $256,287,500 and net cash provided by financing activities was $257,848,604 mainly reflecting the proceeds of our initial public offering and subsequent deposit into the Trust Account.

At December 31, 2022, we had investments held in the Trust Account of $259,984,974. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of our shares of common stock authorized and outstanding after the completion of the initial public offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $418,885 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by June 14, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, and administrative and support services, provided to the Company. We began incurring these fees on December 9, 2021, and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to deferred underwriting commissions of $0.35 per unit ($0.55 per unit from the over-allotment units), or $8,956,250 from the closing of the initial public offering and the over-allotment units. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public warrants (see Note 3) and private placement warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At December 31, 2022 and 2021, no public warrants or private placement warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding public warrants and private placement warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own shares of common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined that upon review of the warrant agreements, the public warrants and private placement warrants issued pursuant to the warrant agreements qualify for equity accounting treatment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Isabelle Freidheim	42	Chief Executive Officer and Chairperson of the Board of Directors
Anna Apostolova	37	Chief Financial Officer
Kirthiga Reddy	51	President and Director
Judith Rodin	78	Director
Randi Zuckerberg	41	Director
Sharon Brown-Hruska	63	Director
Trier Bryant	38	Director

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

Anna Apostolova has served as our Chief Financial Officer since October 2021. Ms. Apostolova brings over 15 years of investment banking and private equity experience. From November 2020 to May 2022, Ms. Apostolova was a private equity investor at 7RIDGE, sourcing and executing investments in the financial technology space, with a particular focus on early and late-stage growth companies within capital markets, market infrastructure, investment management and associated technologies. In her role, Ms. Apostolova was also involved in managing portfolio companies’ financial operations and implementing growth initiatives.

Previously, Ms. Apostolova was an investment banker at Evercore (NYSE: EVR) in New York focused on mergers & acquisitions, capital markets and restructuring transactions. She advised publicly traded and privately held companies across all insurance verticals and the broader financial services space. Prior to her role at Evercore, Ms. Apostolova was an investment banker in the Financial Institutions Group at J.P. Morgan (NYSE: JPM) in New York and London. Ms. Apostolova advised clients on mergers & acquisitions and capital markets transactions across the insurance, specialty finance, market structure and banking industries. Ms. Apostolova holds a B.A. in Economics & Statistics from Mount Holyoke College.

Kirthiga Reddy has served as our President since August 2021 and as a Director since November 2021. Kirthiga Reddy brings over twenty years of experience leading technology-driven transformations. Ms. Reddy is also the co-founder and CEO of Virtualness, a mobile-first platform designed to help creators and brands navigate the complex world of blockchain and web3. From December 2018 to October 2021, Ms. Reddy served as the Investment Partner at SoftBank Investment Advisers, a private equity firm headquartered in London (SBIA), and served on the Investment Committee for the SoftBank Vision Fund Emerge program, a global accelerator for companies led by underrepresented founders. Ms. Reddy is also a co-founder and since October 2018 has served as Investment Council of F7 Ventures, a female-led seed investment fund focused on enabling human operations and the investment themes of connected communities, future of work, and physical and mental health. From July 2010 to March 2018, Ms. Reddy held various executive roles at Facebook, Inc. (Nasdaq: FB). At Facebook, Ms. Reddy first served as the Managing Director for India and South Asia, and subsequently focused on emerging and high- growth markets including Mexico, Brazil, Indonesia, South Africa and the Middle East. Additionally, Ms. Reddy has served as a member of the board of directors of several companies, including Collective Health, Inc. (2019-2021), WeWork Inc. (2020-2023), Fungible, Inc. (2021-2022), and Pear Therapeutics, Inc. since December 2021. Ms. Reddy has also served on the Investment Advisory Council for Neythri Futures Fund, a South Asian female-led stage-agnostic tech fund since March 2021. Ms. Reddy holds an MBA from Stanford University, where she graduated with the highest honors as an Arjay Miller Scholar, an M.S. in Computer Engineering from Syracuse University and a B.E. in Computer Science from Marathwada University, India. She served on Stanford Business School Management Board from September 2014 to April 2019, including serving as Chair from September 2018 to April 2019. She has been recognized as Fortune India’s “Most Powerful Women” and as Fast Company’s “Most Creative People in Business” among other recognitions.

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

Sharon Brown-Hruska, PhD has served as one of our directors since December 2021. Dr. Hruska is a Principal of Hruska Economics, LLC since October 2021, where she works with non-profit entities, associations, corporate clients, and government to facilitate practical and market-based solutions to our toughest social and economic challenges. She also serves as a director and the chair of the Regulatory Oversight Committee of FMX Futures Exchange, L.P. since December 2021. She is on the Management Board of PRIME Finance Foundation since October 2021, and previously served on the Board of the PRIME Finance Dispute Resolution and Education Foundation from November 2017 to January 2019. She is on the Advisory Board of ten12, a crowd-sourced database of institutional investor consensus prices for 300k+ securities which can be used to improve valuation practices and policies of mutual funds, pension funds, insurance cos., among others. As a financial economist and former regulator, she has over three decades of experience in public policy, leadership and administration, including as Chief Economist of the U.S. Department of State from January 2019 to January 2021, and as Commissioner from July 2002 to July 2006 of the U.S. Commodity Futures Trading Commission. While at the CFTC, she served as Acting Chair from 2005 to 2006, Chair and sponsor of the Technology Advisory Committee, and Chair of the website development committee for the Financial Literacy and Education Commission. In addition to her public service, she was Managing Director and Partner in the Global Securities and Finance Practice of National Economic Research Associates from July 2006 to January 2019. She served as a Public Director on the Electronic Liquidity Exchange from May 2009 to September 2016, and as a Trustee on the International Securities Exchange Trust from December 2007 to June 2016. She served as a Public Director on the public company board of MarketAxess Holdings, and on the Corporate Governance Committee, from April 2010 until June 2013. She was also a Professor at Tulane University A.B. Freeman School of Business from July 2012 until June 2016. She has testified before Congress and spoken widely to various audiences, and her thought leadership has been published in Barrons, Financial Times, Forbes, the Encyclopedia of Business Ethics and Society, and various other journals and books. She received a PhD in 1994 and an MA in 1988 in economics, and a BA in 1983 in economics and international studies from Virginia Tech.

Trier Bryant is currently the President of 82VS, Alloy Therapeutics’ affiliated venture studio that builds and invests in next-generation biotech companies. Ms. Bryant is currently also Co-Founder and CEO of Just Work LLC, a professional services firm, and Pathfinder 1963 LLC, a diversity, equity and inclusion (“DEI”) and human resources (“HR”) consulting firm, which she founded in February 2019. From March 2020 to January 2021, Ms. Bryant was the first Chief People Officer (CPO) at Astra, an aerospace company building low orbital rockets. From April 2019 to March 2020, she was also the VP of People and Workplace Experience at SigFig, a global FinTech company. From February 2016 to May 2018, Ms. Bryant was the Global Head of Revenue, G&A (Corporate Functions), University, and Diversity Recruiting at Twitter. Before Twitter, Ms. Bryant spent three years (2013-2016) as the VP of Global Diversity Talent Acquisition at Goldman Sachs. Additionally, from 2013 to 2014, Ms. Bryant served as the Chief of Staff to the Global Head of Talent Acquisition at Goldman Sachs. Ms. Bryant built her professional foundation as an officer in the United States Air Force across seven years of active duty service (2006-2013). Prior to leaving the military, Ms. Bryant was by-name-requested by the Pentagon to return to the Air Force Academy to spearhead DEI and talent development initiatives for the Air Force Academy, Air Force, and the Department of Defense (DoD). Ms. Bryant earned a B.S. in Systems Engineering with a minor in Spanish and Leadership from the United States Air Force Academy.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Randi Zuckerberg and Trier Bryant, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Judith Rodin and Sharon Brown-Hruska, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Isabelle Freidheim and Kirthiga Reddy, will expire at the third annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of the board of directors. Sharon Brown-Hruska, Randi Zuckerberg and Trier Bryant serve as members of our audit committee, and Sharon Brown-Hruska chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent and the audit committee must have at least three members. Each of Sharon Brown-Hruska, Randi Zuckerberg and Trier Bryant meet the independent director standard under the NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Each of our officers and directors presently has (except for Ms. Apostolova), and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity (including Athena Consumer Acquisition Corp.). Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations (including Athena Consumer Acquisition Corp.), he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Isabelle Freidheim	Athena Consumer Acquisition Corp.	Technology, consumer, tech-enabled retail/consumer and direct to consumer	Chairperson of the Board
	The Good for Growth Company	Technology, environmental sustainability	Director

Kirthiga Reddy	Virtualness	Technology, e-commerce	Co-founder and CEO
	F7 Ventures	Seed investment fund	Co-founder and Investment Council
	Pear Therapeutics, Inc.	Technology, healthcare	Director

Judith Rodin	Athena Technology Acquisition Corp.	Technology, direct to consumer and fintech	Director
	Prodigy Services Limited	Fintech	Chair of the Board
	Portfolia	Venture Investment	Director
	Laureate Education	Higher Education	Director

Randi Zuckerberg	Zuckerberg Media	Marketing	Chief Executive Director
	The Motley Fool	Financial and Investment Advice	Director
	GoNoodle	Children’s Entertainment	Director
	Life360	Location-Based Services	Director

Sharon Brown-Hruska	Hruska Economics, LLC	Economics and Global Markets Advisory	Principal
	PRIME Finance Foundation	Non-For-Profit Foundation	Member of the Management Board
	FMX Futures Exchange, L.P.	Futures and options exchange	Director and Chair of Regulatory Oversight Committee

Trier Bryant	82VS, Alloy Therapeutics	Biotech venture capital	President
	Just Work LLC	Professional services	Co-founder and CEO
	Pathfinder 1963 LLC	DEI and HR consulting	Founder and CEO

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Certificate of Incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in the initial public offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 30, 2023 by:

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

The beneficial ownership of our shares of common stock is based on 35,210,000 shares of common stock issued and outstanding as of December 31, 2022, consisting of 26,328,750 shares of Class A common stock issued and outstanding and 8,881,250 shares of Class B common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Shares of Class B Common Stock Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Common Stock
Athena Technology Sponsor II LLC(3)	953,750	3.62%	8,881,250	100%
Isabelle Freidheim(3)	953,750	3.62%	8,881,250	100%
Anna Apostolova	—	—	—	—
Kirthiga Reddy	—	—	—	—
Judith Rodin	—	—	—	—
Randi Zuckerberg	—	—	—	—
Sharon Brown-Hruska	—	—	—	—
Trier Bryant	—	—	—	—
All executive officers and directors as a group (seven individuals)	953,750	3.62%	8,881,250	100%

(1)	Unless otherwise noted, the business address of each of the following is 442 5th Avenue, New York, NY 10018.

(2)	Interests shown consist of founder shares, classified as Class B common stock, and private placement shares after the initial public offering. Such shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Athena Technology Sponsor II LLC, our Sponsor, is the record holder of the shares reported herein. Isabelle Freidheim is the managing member of our Sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our Sponsor. By virtue of these relationship, Isabelle Freidheim may be deemed to have beneficial ownership of the securities held of record by our Sponsor. Ms. Freidheim disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock
Five Percent Holders
Antara Capital LP(1)	1,600,000	6.08%
Saba Capital Management, L.P.(2)	2,225,809	8.45%
Aristeia Capital, L.L.C.(3)	1,600,000	6.08%

(1)	According to a Schedule 13G filed with the SEC on March 3, 2022, Antara Capital LP, holds shared voting and shared dispositive power with respect to 1,600,000 shares of the Company’s common stock. The address of the business office of such reporting person is 55 Hudson Yards, 47th Floor, Suite C, New York, New York 10001.

(2)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, Saba Capital Management, L.P., a Delaware limited partnership, Boaz R. Weinstein, a citizen of the United States, and Saba Capital Management GP, LLC, a Delaware limited liability company, hold shared voting and shared dispositive power with respect to 2,225,809 shares of the Company’s common stock. The address of the business office of such reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(3)	According to a Schedule 13G/A filed with the SEC on February 13, 2023, Aristeia Capital, L.L.C., holds shared voting and shared dispositive power with respect to 1,600,000 shares of the Company’s common stock. The address of the business office of such reporting person is One Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

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

As of December 31, 2022, $130,000 has been paid under this agreement.

Director Independence

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning her background, employment and affiliations, including family relationships, we have determined that each of Judith Rodin, Randi Zuckerberg, Sharon Brown-Hruska and Trier Bryant, representing a majority of our directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, totaled $85,100 and $70,700, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, we did not pay Withum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, we did not pay Withum any other fees.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

(a)	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Company’s Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on January 20, 2022).

3.1(b)	Certificate of Correction to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Company’s Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on January 20, 2022).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

4.4	Amended and Restated Public Warrant Agreement, dated March 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 333-261287), filed with the Securities and Exchange Commission on March 30, 2022).

4.5	Amended and Restated Private Warrant Agreement, dated March 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 333-261287), filed with the Securities and Exchange Commission on March 30, 2022).

4.6	Description of Securities.

10.1(a)	Letter Agreement among the Company, its officers, its directors and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2021).

10.1(b)	Joinder Agreement, dated December 8, 2022, by and between the Company and Trier Bryant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2022).

10.2	Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2021).

10.3	Registration Rights Agreement, dated December 9, 2021, by and among the Company and Athena Technology Sponsor II LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2021).

10.4	Private Placement Units Purchase Agreement by and between the Company and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2021).

10.5	Administrative Service Agreement by and between the Company and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

10.7	Promissory Note, dated August 31, 2021, issued to Athena Technology Sponsor II LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

10.8	Securities Subscription Agreement by and between the Company and Athena Technology Sponsor II LLC, dated August 31, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

24	Power of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2023	ATHENA TECHNOLOGY ACQUISITION CORP. II

	By:	/s/ Isabelle Freidheim
		Name:	Isabelle Freidheim
		Title:	Chief Executive Officer and Chairperson of the Board of Directors

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

/s/ Isabelle Freidheim	Chief Executive Officer and Chairperson of the Board of Directors	March 30, 2023
Isabelle Freidheim	(Principal Executive Officer)

/s/ Anna Apostolova	Chief Financial Officer	March 30, 2023
Anna Apostolova	(Principal Financial and Accounting Officer)

/s/ Kirthiga Reddy	President and Director	March 30, 2023
Kirthiga Reddy

/s/ Judith Rodin	Director	March 30, 2023
Judith Rodin

/s/ Randi Zuckerberg	Director	March 30, 2023
Randi Zuckerberg

/s/ Sharon Brown-Hruska	Director	March 30, 2023
Sharon Brown-Hruska

/s/ Trier Bryant	Director	March 30, 2023
Trier Bryant

Athena Technology Acquisition Corp. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Athena Technology Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Athena Technology Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from May 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from May 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by June 14, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 30, 2023

PCAOB ID Number 100

ATHENA TECHNOLOGY ACQUISITION CORP. II

BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash	$418,885	$1,526,464
Prepaid expenses and other assets	287,447	304,961
Due from affiliate	—	25,000
Total current assets	706,332	1,856,425
Prepaid expense non - current	—	276,767
Deferred tax asset	—	13,707
Investments held in Trust Account	259,984,974	256,288,315
TOTAL ASSETS	$260,691,306	$258,435,214

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$519,354	$637,350
Franchise tax payable	267,995	67,995
Income tax payable	720,221	—
Total current liabilities	1,507,570	705,345
Deferred underwriting fee payable	8,956,250	8,956,250
Total liabilities	10,463,820	9,661,595

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 25,375,000 shares at redemption value of $10.21 per share and $10.10 per share, at December 31, 2022 and 2021, respectively	258,996,758	256,287,500
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 953,750 shares issued and outstanding (excluding 25,375,000 shares subject to possible redemption) at December 31, 2022 and 2021	95	95
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,881,250 shares issued and outstanding at December 31, 2022 and 2021	888	888
Additional paid-in capital	—	—
Accumulated deficit	(8,770,255)	(7,514,864)

Total stockholders’ deficit	(8,769,272)	(7,513,881)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$260,691,306	$258,435,214

The accompanying notes are an integral part of these financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from May 20, 2021 (inception) through December 30,
	2022	2021
OPERATING EXPENSES
General and administrative expenses	$1,308,864	$65,270
Franchise tax	200,000	67,995
Total operating expenses	1,508,864	133,265
OTHER INCOME
Interest income on investments held in Trust Account	3,696,659	823
Total other income	3,696,659	823

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,187,795	(132,442)
Benefit from (provision for) income taxes	(733,928)	13,707
NET INCOME (LOSS)	$1,453,867	$(118,735)

Weighted average shares outstanding of Class A common stock	26,328,750	2,169,514
Basic and diluted net income (loss) per share, Class A	$0.04	$(0.01)
Weighted average shares outstanding of Class B common stock	8,881,250	8,754,268
Basic and diluted net income (loss) per share, Class B	$0.04	$(0.01)

The accompanying notes are an integral part of these financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MAY 20, 2021
(INCEPTION) THROUGH
DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance, May 20, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders (1)	—	—	10,062,500	1,006	23,994	—	25,000

Sale of private placement warrants	953,750	95	—	—	9,537,405	—	9,537,500

Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	8,735,540	—	8,735,540

Accretion for redeemable Class A common stock to redemption value	—	—	—	—	(18,297,057)	(7,396,129)	(25,693,186)

Net loss	—	—	—	—	—	(118,735)	(118,735)

Forfeiture of stock (1)	—	—	(1,181,250)	(118)	118	—	—

Balance, December 31, 2021	953,750	$95	8,881,250	$888	$—	$(7,514,864)	$(7,513,881)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(2,709,258)	(2,709,258)

Net income	—	—	—	—	—	1,453,867	1,453,867

Balance, December 31, 2022	953,750	$95	8,881,250	$888	$—	$(8,770,255)	$(8,769,272)

(1)	This number includes an aggregate of up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 7). On December 9, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 1,181,250 of these shares and the remaining shares of Class B common stock are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from May 20, 2021 (Inception) through December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,453,867	$(118,735)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(3,696,659)	(815)
Income tax expense (benefit)	—	(13,707)
Income tax payable	733,928	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	294,281	(581,728)
Due from affiliates	25,000	(25,000)
Accounts payable and accrued expenses	(117,996)	637,350
Franchise tax payable	200,000	67,995
Net cash flows used in operating activities	(1,107,579)	(34,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(256,287,500)
Net cash flows used in investing activities	—	(256,287,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	—	248,750,000
Proceeds from private placement	—	9,537,500
Proceeds from Note payable-related party	—	104,402
Repayment of Note payable-related party	—	(104,402)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	—	(463,896)
Net cash flows provided by financing activities	—	257,848,604

NET CHANGE IN CASH	(1,107,579)	1,526,464
CASH, BEGINNING OF PERIOD	1,526,464	—
CASH, END OF PERIOD	$418,885	$1,526,464

Supplemental disclosure of noncash activities:

Deferred underwriting commissions payable charged to additional paid-in capital	$—	$8,956,250

The accompanying notes are an integral part of these financial statements

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (as amended on December 8, 2021, the Company’s “Amended and Restated Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheets until such date that a redemption event takes place.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial Business Combination, an extension or otherwise (iii) the structure of our initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete our initial Business Combination or for effecting redemptions and may affect our ability to complete our initial Business Combination, fund future operations or make distributions to stockholders. In addition, the Excise Tax could cause a reduction in the per share amount payable to our Public Stockholders in the event we liquidate the Trust Account due to a failure to complete our initial Business Combination within the requisite timeframe.

Going Concern Consideration and Capital Resources

As of December 31, 2022, the Company had $418,885 in its operating bank accounts, $259,984,974 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $186,978. As of December 31, 2022, $3,696,659 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2022 and, 2021, there were no Working Capital Loans outstanding.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by June 14, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The Company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Investments Held in Trust Account

At December 31, 2022, substantially all of the assets held in Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income on investments held in Trust Account the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

On December 31, 2022 and 2021, the Company had $259,984,974 and $256,288,315 respectively in investments held in Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit.

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 25,375,000 and 25,375,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

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

As of December 31, 2022 and 2021, the shares of Class A common stock reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$253,750,000
Less:
Proceeds allocated to Public Warrants	(9,261,875)
Class A common stock issuance costs	(13,893,811)
Plus:
Accretion of carrying value to redemption value	25,693,186
Class A common stock subject to possible redemption at December 31, 2021	256,287,500
Plus:
Accretion of carrying value to redemption value	2,709,258
Class A common stock subject to possible redemption at December 31, 2022	$258,996,758

Net Income (Loss) per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At December 31, 2022 and 2021, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings (losses) per share for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the Year Ended December 31, 2022		For the Period from May 20, 2021 (inception) through December 31, 2021
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,087,149	$366,718	$(22,921)	$(95,813)

Denominator:
Weighted average shares outstanding	26,328,750	8,881,250	2,169,514	8,754,268

Basic and diluted net Income (loss) per share	$0.04	$0.04	$(0.01)	$(0.01)

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

Related Party Loans

On August 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the IPO. The Company has borrowed $104,402 under the Note, all of which was repaid prior to December 31, 2021, and the Note is no longer available for use for future borrowings by the Company. There was no balance outstanding as of December 31, 2022 and 2021

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

Due from affiliate

Due from affiliate includes an amount of $25,000 excess previously paid to the Sponsor towards the Note. This amount has been returned to the Company by the Sponsor on February 24, 2022. There was no balance outstanding as of December 31, 2022.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange (the “NYSE”) for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2022, $130,000 has been paid under this agreement (which included $10,000 towards December 2021). For the period from May 20, 2021 (inception) through December 31, 2021, no amounts have been paid under this agreement.

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

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 26,328,750 shares of Class A common stock issued and outstanding, respectively, of which 25,375,000 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 8,881,250 shares of Class B common stock outstanding, respectively, after giving effect to the forfeiture of 1,181,250 shares of common stock since the underwriters’ did not exercise the over-allotment option in full.

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

Warrants—As of December 31, 2022 and 2021, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 — Income Taxes

The total (benefit from) provision for income taxes is comprised of the following:

	For the Year Ended December 31, 2022	For the Period from May 20, 2021 (Inception) through December 31, 2021
Current expense	$720,221	$—
Deferred expense	(260,784)	(27,813)
Change in valuation allowance	274,491	14,106

Total income tax (benefit from) provision for	$733,928	$(13,707)

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2022	December 31, 2021
Deferred tax assets	$288,597	$(27,813)
Deferred tax liabilities	—	—
Valuation allowance for deferred tax assets	(288,597)	14,106

Net deferred tax assets	$—	$(13,707)

The deferred tax assets as of December 31, 2022 and 2021 were comprised of the tax effect of cumulative temporary differences as follows:

	December 31, 2022	December 31, 2021
Capitalized expenses before business combination	$288,597	$13,707
Valuation allowance for deferred tax assets	(288,597)	(13,707)

Total	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At the year ended December 31, 2022 and 2021, the valuation allowance was $288,597 and $13,707, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2022	For the Period from May 20, 2021 (Inception) through December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Valuation allowance	11.90%	(10.35)%
Income tax provision expense (benefit)	32.90%	(10.65)%

Note 9 — Fair Value Measurements

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

At December 31, 2022 and 2021, the assets held in the Trust Account were comprised of $259,984,974 and $256,288,315, respectively, held in Money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. No money has been redeemed from the Trust Account as at December 31, 2022 and 2021.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$259,984,974	$—	$—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2021	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$256,288,315	$—	$—

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure.