Form 10-Q
period 2023-03-31
Athena Technology Acquisition Corp. II
filed 2023-05-22
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023 there were 26,328,750 shares of Class A common stock, par value $0.0001 per share, and 8,881,250 shares of Class B common stock, par value $0.0001, outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$308,477	$418,885
Prepaid expenses and other assets	214,413	287,447
Total current assets	522,890	706,332

Investments held in Trust Account	262,396,797	259,984,974
TOTAL ASSETS	$262,919,687	$260,691,306

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$702,309	$519,354
Franchise tax payable	50,000	267,995
Income tax payable	1,277,217	720,221
Total current liabilities	2,029,526	1,507,570
Deferred underwriting fee payable	8,956,250	8,956,250
Total liabilities	10,985,776	10,463,820

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 25,375,000 shares at redemption value of $10.29 and $10.21 per share, at March 31, 2023 and December 31, 2022, respectively	261,069,580	258,996,758
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 or December 31, 2022	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 953,750 shares issued and outstanding (excluding 25,375,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	95	95
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,881,250 shares issued and outstanding at March 31, 2023 and December 31, 2022	888	888
Additional paid-in capital	—	—
Accumulated deficit	(9,136,652)	(8,770,255)

Total stockholders’ deficit	(9,135,669)	(8,769,272)

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$262,919,687	$260,691,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$388,943	$322,369
Franchise tax	106,140	50,000
Total operating expenses	495,083	372,369

OTHER INCOME
Interest income on investments held in Trust Account and other income	2,758,504	25,836
Total other income	2,758,504	25,836

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,263,421	(346,533)
(Provision for) Benefit from income taxes	(556,996)	5,074
NET INCOME (LOSS)	$1,706,425	$(341,459)

Weighted average shares outstanding of Class A common stock	26,328,750	26,328,750
Basic and diluted net income (loss) per share, Class A	$0.05	$(0.01)
Weighted average shares outstanding of Class B common stock	8,881,250	8,881,250
Basic and diluted net income (loss) per share, Class B	$0.05	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	953,750	$95	8,881,250	$888	$—	$(8,770,255)	$(8,769,272)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(2,072,822)	(2,072,822)

Net income	—	—	—	—	—	1,706,425	1,706,425

Balance, March 31, 2023	953,750	$95	8,881,250	$888	$—	$(9,136,652)	$(9,135,669)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	953,750	$95	8,881,250	$888	$—	$(7,514,864)	$(7,513,881)

Net loss	—	—	—	—	—	(341,459)	(341,459)

Balance, March 31, 2022	953,750	$95	8,881,250	$888	—	$(7,856,323)	$(7,855,340)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,706,425	$(341,459)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account and other	(2,758,485)	(25,809)
Income tax benefit	—	(5,074)
Income tax payable	556,996	—
Changes in operating assets and liabilities:
Prepaid expenses and other	73,034	65,504
Due from affiliates	—	25,000
Accounts payable and accrued expenses	182,955	(481,503)
Franchise tax payable	(217,995)	50,000
Net cash used in operating activities	(457,070)	(713,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account to pay franchise and income taxes	346,662	—
Net cash flows provided in investing activities	346,662	—

NET CHANGE IN CASH	(110,408)	(713,340)
CASH, BEGINNING OF PERIOD	418,885	1,526,464
CASH, END OF PERIOD	$308,477	$813,124

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 1 – Organization and Business Operations

Athena Technology Acquisition Corp. II (“Athena” or the “Company”) was incorporated in Delaware on May 20, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by June 14, 2023, subject to the terms of the underwriting agreement.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (as amended on December 8, 2021, the Company’s “Amended and Restated Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of the Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheets until such date that a redemption event takes place.

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

If the Company is unable to complete a Business Combination by June 14, 2023, 18 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. These events, compounded with rising interest rates and inflation, have had an adverse impact on global supply chains and capital markets resulting in a weaker macroeconomic environment. Management continues to evaluate the macroeconomic environment as a result of COVID-19 and the Ukraine conflict and the Company has concluded that while it is reasonably possible that the market conditions could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration and Capital Resources

As of March 31, 2023, the Company had $308,477 in its operating bank accounts, $262,396,797 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $179,419, net of interest allowed to be withdrawn from Trust Account for tax purposes of $1,327,217. As of March 31, 2023, approximately $6,109,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company's liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by June 14, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The Company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 30, 2023 (the “Annual Report on Form 10-K”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

On March 31, 2023 and December 31, 2022, the Company had $262,396,797 and $259,984,974, respectively, in investments held in Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since its inception.

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

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2023 and December 31, 2022, 25,375,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

As of March 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption at December 31, 2022	258,996,758
Plus:
Accretion of carrying value to redemption value	2,072,822
Class A common stock subject to possible redemption at March 31, 2023	$261,069,580

Net Income (loss) per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At March 31, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,276,002	$430,423	$(266,840)	$(74,619)

Denominator:
Weighted average shares outstanding	26,328,750	8,881,250	26,328,750	7,362,500

Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.01)	$(0.01)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Related Party Loans

On August 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the IPO. The Company has borrowed $104,402 under the Note, all of which was repaid prior to December 31, 2021 and the Note is no longer available for use for future borrowings by the Company. There was no balance outstanding as of March 31, 2023 and December 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange (the “NYSE”) for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2023 and 2022, $30,000 and $40,000 (which included $10,000 towards December 2021), respectively, has been paid under this agreement.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a certain registration rights agreement, dated December 9, 2021. These holders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders will have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the IPO price less underwriting discounts and commissions.

The underwriters were paid a cash underwriting discount of $0.20 per unit on the offering, or $5,000,000 in the aggregate at the closing of the IPO. In addition, the underwriters are entitled to deferred underwriting commissions of $0.35 per unit, or $8,881,250 from the closing of the IPO and over-allotment. The total deferred fee of $8,956,250 (including underwriting discount of $75,000 related to the exercise of the over-allotment option) is deferred until completion of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 26,328,750 shares of Class A common stock issued and outstanding, of which 25,375,000 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 8,881,250 shares of Class B common stock outstanding, after giving effect to the forfeiture of 1,181,250 common stock since the underwriters did not exercise the over-allotment option in full.

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

Warrants—As of March 31, 2023 and December 31, 2022, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were comprised of $262,396,797 and $259,984,974, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. $346,662 and $0 has been redeemed from the Trust Account as at March 31, 2023 and December 31, 2022.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
March 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$262,396,797	—	—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$259,984,974	—	—

Note 9 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure, except as described below.

Business Combination Agreement

On April 19, 2023, the Company, Sponsor, The Air Water Company, a Cayman Islands exempted company (“Holdings”), Project Hydro Merger Sub Inc., a Delaware corporation (“Merger Sub”), Air Water Ventures Ltd, a private company formed under the Laws of England and Wales (“AWV”), and those shareholders of AWV party thereto (collectively, the “AWV Shareholders”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) the split and subdivision of each AWV share into a number of AWV shares equal to the Exchange Ratio (as defined in the Business Combination Agreement) (the “Recapitalization”), (b) immediately following the Recapitalization, the acquisition by Holdings of all of the issued and outstanding share capital of AWV from the AWV Shareholders in exchange for the issuance of Holdings ordinary shares, pursuant to which AWV will become a direct wholly owned subsidiary of Holdings (the “Share Acquisition”), (c) immediately following the Share Acquisition, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger and the security holders of the Company (other than the security holders of the Company electing to redeem their shares of Athena common stock or shares of Athena common stock held in treasury) becoming security holders of Holdings and (d) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (together with the Recapitalization, Merger and Share Acquisition, the “Transactions”).

In consideration for the Share Acquisition, each AWV Shareholder will receive one Holdings ordinary share for each ordinary share they hold in AWV immediately prior to the Share Acquisition. In consideration for the Merger, each Athena shareholder will receive one Holdings ordinary share for each share of common stock they hold in Athena immediately prior to the Merger. In accordance with the terms and subject to the conditions of the Business Combination Agreement, the consideration to be received by the AWV Shareholders in connection with the Share Acquisition shall be the issuance of an aggregate number of Holdings common shares equal to (a) $300,000,000 plus the net amount of certain equity investments in AWV after April 19, 2023 divided by (b) $10.00.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, Sponsor has entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Athena, Holdings and AWV, pursuant to which Sponsor has agreed to, among other things, (a) waive its anti-dilution rights in the SPAC Charter with respect to the SPAC Class B Common Stock (together with the SPAC Class A Common Stock, the “Sponsor Securities”), (b) vote at any meeting of Athena shareholders to be called for approval of the Transactions all Sponsor Securities held of record or thereafter acquired in favor of the Shareholder Approval Matters, (c) be bound by certain other covenants and agreements related to the Transactions and (d) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Transactions with respect to any Sponsor Securities they may hold.

Lock-Up Agreements

In connection with the closing, the AWV Shareholders and members of AWV’s management will each enter into an agreement (the “AWV Shareholder Lock-Up Agreement” and the “Management Lock-Up Agreement,” respectfully) providing that each AWV Shareholder will not, subject to certain exceptions, transfer seventy-five percent of its Restricted Securities (as defined in the AWV Shareholder Lock-Up Agreements) during the period commencing from the closing date until the earlier of (i) six months after the closing, (ii) the first trading day following the date on which the last reported sale price of the Holdings ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any consecutive 30-trading day period commencing 30 days following the closing or (iii) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction in which all of its stockholders have the right to exchange their shares of common stock for cash, securities or other property.

In connection with the closing, Sponsor and certain individuals who are members of Athena’s board of directors and/or management team (such individuals, the “Insiders”) will enter into an agreement (the “Sponsor Lock-Up Agreement”) providing that Sponsor and the Insiders will not, subject to certain exceptions, transfer (i) the Base Restricted Securities (as defined below) during the period commencing from the closing date until the date that is the earlier of (x) six months after the closing and (y) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property or (ii) the Special Restricted Securities (as defined below) during the period commencing from the closing date until the date that is the earliest of (w) 18 months after the closing, (x) with respect to fifty percent of the Special Restricted Securities, the first trading day following the date on which the last reported sale price of Holdings ordinary shares equals or exceeds $12.50 per share (as adjusted), (y) with respect to fifty percent of the Special Restricted Securities, the first trading day following the date on which the last reported sale price of Holdings ordinary shares equals or exceeds $15.00 per share (as adjusted) and (z) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. For purposes of the Sponsor Lock-Up Agreement, (a) the “Special Restricted Securities” means a number of Holdings ordinary shares to be received by Sponsor and the Insiders pursuant to the Business Combination Agreement equal to the aggregate number of Holdings ordinary shares that AWV and Athena provide to PIPE Investors as an incentive to enter into the applicable Subscription Agreement, not to exceed 3,552,500 Holdings ordinary shares, and (b) the “Base Restricted Securities” means a number of Holdings ordinary shares to be received by Sponsor and the Insiders pursuant to the Business Combination Agreement equal to 6,660,938 minus the number of Special Restricted Securities.

New Registration Rights Agreement

The Business Combination Agreement contemplates that, at the closing, Holdings, certain AWV equityholders, Sponsor and Athena will enter into a Registration Rights Agreement (the “New Registration Rights Agreement”), pursuant to which Holdings will agree to register for resale certain shares of Holdings ordinary shares and other equity securities of Holdings that are held by the parties thereto from time to time. Pursuant to the New Registration Rights Agreement, Holdings will agree to file a shelf registration statement registering the sale or resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) no later than 30 days after the closing date. Holdings also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement also provides that Holdings will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

Warrant Assumption Agreement

The Business Combination Agreement contemplates that, immediately prior to the merger effective time, Athena, Holdings and Continental Stock Transfer & Trust Company (the “Warrant Agent”) will enter into an Assignment, Assumption and Amendment Agreement (the “Warrant Assumption Agreement”), which amends (i) that certain Amended and Restated Private Warrant Agreement, dated as of March 29, 2022, by and between Athena and the Warrant Agent (the “Existing Private Warrant Agreement”), and (ii) that certain Amended and Restated Public Warrant Agreement, dated as of March 29, 2022, by and between Athena and the Warrant Agent (the “Existing Public Warrant Agreement” and, together with the Existing Private Warrant Agreement, the “Existing Warrant Agreements”) pursuant to which (a) Athena will assign to Holdings, and Holdings will assume, all of Athena’s right, title and interest in and to the Existing Warrant Agreements and (b) each Athena warrant shall be modified to no longer entitle the holder to purchase Athena shares of common stock and instead acquire an equal number of Holdings ordinary shares per Athena warrant.

On May 17, 2023, Citigroup Global Markets Inc., as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup Global Markets Inc., and the Company only upon the successful Business Combination under the AWV transaction as described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “Athena” or the “Company” refer to Athena Technology Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Athena Technology Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report on Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Events

Proposed Business Combination

On April 19, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Sponsor, The Air Water Company, a Cayman Islands exempted company (“Holdings”), Project Hydro Merger Sub Inc., a Delaware corporation (“Merger Sub”), Air Water Ventures Ltd, a private company formed under the Laws of England and Wales (the “Target”), and those shareholders of the Target party thereto (collectively, the “Target Shareholders”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) the split and subdivision of each Target share into a number of Target shares equal to the Exchange Ratio (as defined in the Business Combination Agreement) (the “Recapitalization”), (b) immediately following the Recapitalization, the acquisition by Holdings of all of the issued and outstanding share capital of the Target from the Target Shareholders in exchange for the issuance of Holdings ordinary shares, pursuant to which the Target will become a direct wholly owned subsidiary of Holdings (the “Share Acquisition”), (c) immediately following the Share Acquisition, the merger of Merger Sub with and into Athena (the “Merger”), with Athena surviving the Merger and the security holders of Athena (other than the security holders of Athena electing to redeem their shares of Athena common stock or shares of Athena common stock held in treasury) becoming security holders of Holdings and (d) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (together with the Recapitalization, Merger and Share Acquisition, the “Transactions”).

In consideration for the Share Acquisition, each Target Shareholder will receive one Holdings ordinary share for each ordinary share they hold in the Target immediately prior to the Share Acquisition. In consideration for the Merger, each Athena shareholder will receive one Holdings ordinary share for each share of common stock they hold in Athena immediately prior to the Merger. In accordance with the terms and subject to the conditions of the Business Combination Agreement, the consideration to be received by the Target Shareholders in connection with the Share Acquisition shall be the issuance of an aggregate number of Holdings common shares equal to (a) $300,000,000 plus the net amount of certain equity investments in the Company after April 19, 2023 divided by (b) $10.00.

For additional information regarding the Business Combination Agreement and the Transactions contemplated therein, see the Current Report on Form 8-K as filed with the SEC by the Company on April 19, 2023.

Special Meeting of Stockholders

The Company intends to hold a special meeting of stockholders on June 12, 2023 at 1:00 pm Eastern Time (the “Special Meeting”), in which our stockholders will vote to approve the extension of the date by which the Company must consummate its initial business combination from June 14, 2023 (the date which is 18 months from the closing date of the IPO) (the “Current Outside Date”) to January 14, 2024 (the date which is 25 months from the closing date of the IPO) (the “Extension”). The sole purpose of the Extension is to provide the Company with sufficient time to complete an initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through March 31, 2023 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in a trust account (the “Trust Account”). We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2023, we had a net income of $1,706,425, which consisted of interest income on investment held in the Trust Account of $2,758,504, offset by operating expenses of $495,083 and income tax expenses of $556,996.

For the three months ended March 31, 2022, we had a net loss of $341,459, which consisted of $372,369 of operating expenses, offset by $25,836 interest income on investment held in Trust Account and income tax benefit of $5,074.

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

For the three months ended March 31, 2023, $457,070 of cash was used in operating activities, net cash provided by investing activities was $346,662 and net cash provided by financing activities was $0.

For the three months ended March 31, 2022, $713,340 of cash was used in operating activities, net cash used in investing activities was $0 and net cash provided by financing activities was $0.

At March 31, 2023, we had investments held in the Trust Account of $262,396,797. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding after the completion of the initial public offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2023, we had cash of $308,477 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of pursuing the Target’s business, undertaking in-depth due diligence, and consummating the Business Combination is more than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by June 14, 2023, the Current Outside Date, or by the Extension date if approved by the stockholders at the Special Meeting. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a certain registration rights agreement, dated December 9, 2021. These holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders will have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Critical Accounting Policies and Estimates

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

Net Income (loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3 to the condensed financial statements) and Private Placement Warrants (see Note 4 to the condensed financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At March 31, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income per common stock for the period.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own shares of common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7 to the condensed financial statements, the Company determined that upon review of the warrant agreements, the public warrants and private placement warrants issued pursuant to the warrant agreements qualify for equity accounting treatment.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, except as noted below.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial Business Combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on December 14, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial Business Combination since such time (or approximately 17 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of March 31, 2023, amounts held in Trust Account included approximately $2,758,504 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO (assuming that we were to amend our Amended and Restated Certificate of Incorporation to extend the amount of time we have to complete our initial Business Combination beyond the 18 months from the closing of our IPO currently available), or December 9, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* **	Filed herewith. Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: May 22, 2023	By:	/s/ Anna Apostolova
	Name:	Anna Apostolova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)