Form 10-Q
period 2023-06-30
Athena Technology Acquisition Corp. II
filed 2023-08-18
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	ATEK.U	NYSE American
Shares of Class A common stock, par value $0.0001 per share, included as part of the units	ATEK	NYSE American
Redeemable warrants, each exercisable for one share of Class A common stock for $11.50 per share	ATEK WS	NYSE American

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

As of June 30, 2023, there were 12,033,039 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$184	$418,885
Cash - restricted	2,393,297	—
Prepaid expenses and other assets	140,597	287,447
Total current assets	2,534,078	706,332

Investments held in Trust Account	23,076,813	259,984,974
TOTAL ASSETS	$25,610,891	$260,691,306

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,351,426	$519,354
Franchise tax payable	47,400	267,995
Income tax payable	1,827,610	720,221
Total current liabilities	4,226,436	1,507,570
Deferred underwriting fee payable	8,956,250	8,956,250
Total liabilities	13,182,686	10,463,820

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 2,198,039 and 25,375,000 shares at redemption value of $10.65 and $10.21 per share, at June 30, 2023 and December 31, 2022, respectively	23,404,688	258,996,758
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 and 953,750 shares issued and outstanding (excluding 2,198,039 and 25,375,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	983	95
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 0 and 8,881,250 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	888
Additional paid-in capital	—	—
Accumulated deficit	(10,977,466)	(8,770,255)

TOTAL STOCKHOLDERS’ DEFICIT	(10,976,483)	(8,769,272)

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$25,610,891	$260,691,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$1,971,222	$267,816	$2,360,165	$590,185
Franchise tax	7,431	50,000	113,571	100,000
Total operating expenses	1,978,653	317,816	2,473,736	690,185

OTHER INCOME
Interest income on investments held in Trust Account and other income	2,628,259	346,095	5,386,763	371,931
Total other income	2,628,259	346,095	5,386,763	371,931

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	649,606	28,279	2,913,027	(318,254)
Provision for income taxes	(550,393)	(48,074)	(1,107,389)	(43,000)
NET INCOME (LOSS)	$99,213	$(19,795)	$1,805,638	$(361,254)

Weighted average shares outstanding of Class A common stock	22,720,258	26,328,750	24,514,536	26,328,750
Basic and diluted net income (loss) per share, Class A	$0.00	$0.00	$0.05	$(0.01)
Weighted average shares outstanding of Class B common stock	7,905,288	8,881,250	8,390,573	8,881,250
Basic and diluted net income (loss) per share, Class B	$0.00	$0.00	$0.05	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	953,750	$95	8,881,250	$888	$—	$(8,770,255)	$(8,769,272)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(2,072,822)	(2,072,822)

Net income	—	—	—	—	—	1,706,425	1,706,425

Balance, March 31, 2023	953,750	95	8,881,250	888	—	(9,136,652)	(9,135,669)

Conversion of Class B common stock to Class A common stock	8,881,250	888	(8,881,250)	(888)	—	—	—

Remeasurement of common stock subject to redemption	—	—	—	—	—	(1,940,027)	(1,940,027)

Net income	—	—	—	—	—	99,213	99,213

Balance June 30, 2023	9,835,000	$983	—	$—	$—	(10,977,466)	(10,976,483)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	953,750	$95	8,881,250	$888	$—	$(7,514,864)	$(7,513,881)

Net loss	—	—	—	—	—	(341,459)	(341,459)

Balance, March 31, 2022	953,750	95	8,881,250	888	—	(7,856,323)	(7,855,340)

Net loss	—	—	—	—	—	(19,795)	(19,795)

Balance, June 30, 2022	953,750	$95	8,881,250	$888	$—	$(7,876,118)	$(7,875,135)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,805,638	$(361,254)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(5,386,763)	(371,931)
Changes in operating assets and liabilities:
Prepaid expenses and other	146,850	151,850
Due from affiliates	—	25,000
Accounts payable and accrued expenses	1,832,087	(390,832)
Franchise tax payable	(220,595)	100,000
Income tax payable	1,107,389	43,000
Net cash used in operating activities	(715,394)	(804,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(60,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	2,749,990	—
Cash withdrawn from trust in connection with redemption	239,604,919	—
Net cash flows provided by investing activities	242,294,909	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemptions of Class A common stock	(239,604,919)	—
Net cash flows used in financing activities	(239,604,919)	—

NET CHANGE IN CASH	1,974,596	(804,167)
CASH, BEGINNING OF PERIOD	418,885	1,526,464
CASH, END OF PERIOD	$2,393,481	$722,297
CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$184	$722,297
Cash - restricted	2,393,297	—
CASH AND RESTRICTED CASH, END OF PERIOD	$2,393,481	$722,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by September 14, 2023, subject to the terms of the underwriting agreement.

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

If the Company is unable to complete a Business Combination by September 14, 2023 (“Combination Period”), as extended on August 8, 2023 (see Note 9), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On June 13, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”), at which the stockholders approved proposals to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to (i) extend the date by which the Company must consummate its initial business combination from June 14, 2023 to up to March 14, 2024 (the “Extension Proposal”) by electing to extend the date to consummate an initial business combination on a monthly basis up to nine times by an additional one month each time after June 14, 2023 (the date which is 18 months from the closing date of the IPO, the “Current Outside Date”) until March 14, 2024 (the date which is 27 months from the closing date of the IPO, the “Extended Date”), or a total of up to nine months after the Current Outside Date, provided that the Sponsor or its affiliates or permitted designees will deposit into the trust account established by the Company in connection with the IPO (the “Trust Account”) the lesser of (a) $60,000 and (b) $0.03 for each share of common stock issued and outstanding that has not been redeemed in accordance with the terms of the Charter and (ii) provide holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), the right to convert any and all of their Class B common stock into the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”).

In connection with the Special Meeting, 23,176,961 shares of the Company’s Class A common stock were redeemed (the “Redemptions”). On June 21, 2023, $239,604,919 was withdrawn from the trust account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled.

On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock of the Company (the “Conversion”). The 8,881,250 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering.

Following the Conversion, and after giving effect to the Redemptions, there are 12,033,039 shares of Class A common stock issued and outstanding, and no shares of Class B common stock issued and outstanding. As a result of the Conversion, and after giving effect to the Redemptions, the Sponsor holds approximately 81.7% of the outstanding shares of the Company’s Class A common stock.

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

Going Concern Consideration and Capital Resources

As of June 30, 2023, the Company had operating cash of $184, restricted cash to pay the Company’s tax obligations of $2,393,297 (including approximately $328,000 excess of permitted withdrawals to be distributed back to the Trust Account), and working capital deficit of $2,020,233. The Company also has an investment held in the Trust Account of $23,076,813 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of June 30, 2023, approximately $816,619 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by September 14, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2023. The Company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of June 30, 2023 and December 31, 2022, the balance was $2,393,297 and $0, respectively. Cash – restricted at June 30, 2023 represents cash that was withdrawn from the Trust Account to pay taxes but is yet to be utilized.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

On June 30, 2023 and December 31, 2022, the Company had $23,076,813 and $259,984,974, respectively, in investments held in Trust Account.

Amounts withdrawn from Trust Account in excess of permitted withdrawals

On June 21, 2023, the Company withdrew from the Trust Account an aggregate amount of $2.4 million to be used for tax purposes. It was determined as of June 30, 2023 that the withdrawal amount was approximately $328,000 in excess of the amount necessary for tax purposes. As a result, the overdrawn amount of $328,000 was allocated back to the contingently redeemable Class A common stock subject to possible redemption and will be distributed back to the Trust Account. The remaining amount withdrawn for tax purposes has yet to be utilized. On August 17, 2023, the overdrawn amount of approximately $328,000 was distributed back into the Trust Account (see Note 9).

Offering Costs associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 14, 2023, subject to the terms of the underwriting agreement.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since its inception.

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

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting, 23,176,961 shares of the Company’s Class A common stock, par value $0.0001 per share, were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the trust account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. Accordingly, on June 30, 2023 and December 31, 2022, 2,198,039 and 25,375,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

As of June 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$253,750,000
Less:
Proceeds allocated to Public Warrants	(9,261,875)
Class A common stock issuance costs	(13,893,811)
Plus:
Remeasurement of carrying value to redemption value	25,693,186
Class A common stock subject to possible redemption at December 31, 2021	$256,287,500
Plus:
Remeasurement of carrying value to redemption value	2,709,258
Class A common stock subject to possible redemption at December 31, 2022	$258,996,758
Less:
Redemptions	(239,604,919)
Plus:
Remeasurement of carrying value to redemption value	4,012,849
Class A common stock subject to possible redemption at June 30, 2023	$23,404,688

Net Income (loss) per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At June 30, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the Three Months Ended June 30,
	2023		2022
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$73,603	$25,610	$(14,802)	$(4,993)

Denominator:
Weighted average shares outstanding	22,720,258	7,905,288	26,328,750	8,881,250

Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.00)	$(0.00)

	For the Six Months Ended June 30,
	2023		2022
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,345,213	$460,425	$(270,133)	$(91,121)

Denominator:
Weighted average shares outstanding	24,514,536	8,390,573	26,328,750	8,881,250

Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.01)	$(0.01)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

The Initial Stockholders had agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Subsequent to December 31, 2021, since the underwriters exercised the over-allotment option only in part, the Sponsor forfeited 1,181,250 Founder Shares.

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

Related Party Loans

On August 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the IPO. The Company has borrowed $104,402 under the Note, all of which was repaid prior to December 31, 2021 and the Note is no longer available for use for future borrowings by the Company. There was no balance outstanding as of June 30, 2023 and December 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange (the “NYSE”) for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and six months ended June 30, 2023, $30,000 and $60,000, respectively, has been paid under this agreement. For the three and six months ended June 30, 2022, $30,000 and $70,000, respectively, has been paid under this agreement (which included $10,000 towards December 2021).

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

On May 17, 2023, Citigroup Global Markets Inc., as representative of the underwriters (“Citigroup”), agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Air Water Ventures Ltd., as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Air Water Ventures Ltd., thus, as of June 30, 2023, the full amount of $8,956,250 remains outstanding.

Business Combination Agreement

On April 19, 2023, the Company, Sponsor, The Air Water Company, a Cayman Islands exempted company (“Holdings”), Project Hydro Merger Sub Inc., a Delaware corporation (“Merger Sub”), Air Water Ventures Ltd, a private company formed under the Laws of England and Wales (“AWV” or “Target”), and those shareholders of AWV party thereto (collectively, the “AWV Shareholders”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) the split and subdivision of each AWV share into a number of AWV shares equal to the Exchange Ratio (as defined in the Business Combination Agreement) (the “Recapitalization”), (b) immediately following the Recapitalization, the acquisition by Holdings of all of the issued and outstanding share capital of AWV from the AWV Shareholders in exchange for the issuance of Holdings ordinary shares, pursuant to which AWV will become a direct wholly owned subsidiary of Holdings (the “Share Acquisition”), (c) immediately following the Share Acquisition, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger and the security holders of the Company (other than the security holders of the Company electing to redeem their shares of Athena common stock or shares of Athena common stock held in treasury) becoming security holders of Holdings and (d) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (together with the Recapitalization, Merger and Share Acquisition, the “Transactions”).

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

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, Sponsor has entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Athena, Holdings and AWV, pursuant to which Sponsor has agreed to, among other things, (a) waive its anti-dilution rights in the SPAC Charter with respect to the SPAC Class B common stock (together with the SPAC Class A common stock, the “Sponsor Securities”), (b) vote at any meeting of Athena shareholders to be called for approval of the Transactions all Sponsor Securities held of record or thereafter acquired in favor of the Shareholder Approval Matters (as defined below), (c) be bound by certain other covenants and agreements related to the Transactions and (d) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Transactions with respect to any Sponsor Securities they may hold.

Lock-Up Agreements

In connection with the closing, the AWV Shareholders and members of AWV’s management will each enter into an agreement (the “AWV Shareholder Lock-Up Agreement” and the “Management Lock-Up Agreement,” respectfully) providing that each AWV Shareholder will not, subject to certain exceptions, transfer seventy-five percent of its Restricted Securities (as defined in the AWV Shareholder Lock-Up Agreement) during the period commencing from the closing date until the earlier of (i) six months after the closing, (ii) the first trading day following the date on which the last reported sale price of the Holdings ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any consecutive 30-trading day period commencing 30 days following the closing or (iii) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction in which all of its stockholders have the right to exchange their shares of common stock for cash, securities or other property.

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

Warrant Assumption Agreement

The Business Combination Agreement contemplates that, immediately prior to the merger effective time, Athena, Holdings and Continental Stock Transfer & Trust Company (the “Warrant Agent”) will enter into an Assignment, Assumption and Amendment Agreement, which amends (i) that certain Amended and Restated Private Warrant Agreement, dated as of March 29, 2022, by and between Athena and the Warrant Agent (the “Existing Private Warrant Agreement”), and (ii) that certain Amended and Restated Public Warrant Agreement, dated as of March 29, 2022, by and between Athena and the Warrant Agent (the “Existing Public Warrant Agreement” and, together with the Existing Private Warrant Agreement, the “Existing Warrant Agreements”) pursuant to which (a) Athena will assign to Holdings, and Holdings will assume, all of Athena’s right, title and interest in and to the Existing Warrant Agreements and (b) each Athena warrant shall be modified to no longer entitle the holder to purchase Athena shares of common stock and instead acquire an equal number of Holdings ordinary shares per Athena warrant.

First Amendment to Business Combination Agreement

On June 16, 2023, the Company and AWV entered into that certain First Amendment to the Business Combination Agreement (the “First BCA Amendment”). The First BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date (as defined in the Business Combination Agreement) from June 13, 2023 to July 21, 2023. Pursuant to the BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) July 21, 2023 if, prior to such date, AWV and the Company have conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company has determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date. No other changes were made to the Business Combination Agreement.

Second Amendment to Business Combination Agreement

On July 20, 2023, the Company and AWV entered into that certain Second Amendment to the Business Combination Agreement (the “Second BCA Amendment”). The Second BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date (as defined in the Business Combination Agreement) from July 21, 2023 to August 21, 2023. Pursuant to the BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) August 21, 2023 if, prior to such date, AWV and the Company have conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company has determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date. No other changes were made to the Business Combination Agreement (see note 9).

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of June 30, 2023 and December 31, 2022, there were 12,033,039 and 26,328,750 shares of Class A common stock issued and outstanding, of which 2,198,039 and 25,375,000 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity, respectively.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 0 and 8,881,250 shares of Class B common stock outstanding, after giving effect to the forfeiture of 1,181,250 common stock since the underwriters did not exercise the over-allotment option in full.

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

Warrants—As of June 30, 2023 and December 31, 2022, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were comprised of $23,076,813 and $259,984,974, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. $2,749,990 and $0 has been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as at June 30, 2023 and December 31, 2022, respectively.

In connection with the Special Meeting, 23,176,961 shares of the Company’s Class A common stock, par value $0.0001 per share, were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the trust account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$23,076,813	$—	$—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$259,984,974	$—	$—

Note 9 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure, except as described below.

Working Capital Loan

On July 7, 2023, the Company received a $300,000 funding from the Sponsor to be used for working capital purposes. In connection with the working capital loan, the Sponsor entered into an agreement with a third-party investor. Pursuant to such agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination.

Trust Deposit

On July 7, 2023, the Company deposited $60,000 into the Company’s trust account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 14, 2023 to August 14, 2023 (the “Monthly Extension”). The Monthly Extension is the second of up to nine potential monthly extensions permitted under the Charter (see Note 1).

On August 8, 2023 the Company deposited $60,000 into the Company’s trust account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 14, 2023 to September 14, 2023 (the “Monthly Extension”). The Monthly Extension is the third of up to nine potential monthly extensions permitted under the Charter (see Note 1).

On June 21, 2023, the Company overdrew approximately $328,000 from the Trust Account (see Note 2). On August 17, 2023, the Company distributed back the overdrawn amount into the Trust Account.

NYSE American Listing

On July 17, 2023, the Company’s Board of Directors authorized the transfer of the listing of its Class A common stock, par value $0.0001 per share (“Class A Common Stock”), redeemable warrants, each exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share (the “Warrants”), and units, each consisting of one share of Class A Common Stock and one-half of one Warrant (the “Units” and, together with the Class A Common Stock and the Warrants, the “Listed Securities”), from the New York Stock Exchange (the “NYSE”) to the NYSE American LLC (the “NYSE American”). The listing and trading of the Listed Securities on the NYSE ended at market close on July 20, 2023, and the trading of the Listed Securities on the NYSE American commenced at market open on July 21, 2023. The Class A Common Stock, Warrants and Units each continues to be traded under the ticker symbols ATEK, ATEK WS and ATEK.U, respectively.

Second Amendment to Business Combination Agreement

On July 20, 2023, the Company and AWV entered into the Second BCA Amendment. The Second BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date (as defined in the Business Combination Agreement) from July 21, 2023 to August 21, 2023. Pursuant to the Second BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) August 21, 2023 if, prior to such date, AWV and the Company have conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company has determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date. No other changes were made to the Business Combination Agreement (see Note 6).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “Athena” or the “Company” refer to Athena Technology Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Athena Technology Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Q1 Quarterly Report”), each filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Athena Technology Acquisition Corp. II was incorporated in Delaware on May 20, 2021. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Events

Proposed Business Combination

On April 19, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Sponsor, The Air Water Company, a Cayman Islands exempted company (“Holdings”), Project Hydro Merger Sub Inc., a Delaware corporation (“Merger Sub”), Air Water Ventures Ltd, a private company formed under the Laws of England and Wales (“AWV” or “Target”), and those shareholders of the AWV party thereto (collectively, the “AWV Shareholders”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) the split and subdivision of each AWV share into a number of AWV shares equal to the Exchange Ratio (as defined in the Business Combination Agreement) (the “Recapitalization”), (b) immediately following the Recapitalization, the acquisition by Holdings of all of the issued and outstanding share capital of AWV from the AWV Shareholders in exchange for the issuance of Holdings ordinary shares, pursuant to which AWV will become a direct wholly owned subsidiary of Holdings (the “Share Acquisition”), (c) immediately following the Share Acquisition, the merger of Merger Sub with and into Athena (the “Merger”), with Athena surviving the Merger and the security holders of Athena (other than the security holders of Athena electing to redeem their shares of Athena common stock or shares of Athena common stock held in treasury) becoming security holders of Holdings and (d) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (together with the Recapitalization, Merger and Share Acquisition, the “Transactions”).

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

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, Sponsor has entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Athena, Holdings and AWV, pursuant to which Sponsor has agreed to, among other things, (a) waive its anti-dilution rights in the SPAC Charter with respect to the SPAC Class B common stock (together with the SPAC Class A common stock, the “Sponsor Securities”), (b) vote at any meeting of Athena shareholders to be called for approval of the Transactions all Sponsor Securities held of record or thereafter acquired in favor of the Shareholder Approval Matters (as defined in the Business Combination Agreement), (c) be bound by certain other covenants and agreements related to the Transactions and (d) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Transactions with respect to any Sponsor Securities they may hold.

Lock-Up Agreements

In connection with the closing, the AWV Shareholders and members of AWV’s management will each enter into an agreement (the “AWV Shareholder Lock-Up Agreement” and the “Management Lock-Up Agreement,” respectfully) providing that each AWV Shareholder will not, subject to certain exceptions, transfer seventy-five percent of its Restricted Securities (as defined in the AWV Shareholder Lock-Up Agreement) during the period commencing from the closing date until the earlier of (i) six months after the closing, (ii) the first trading day following the date on which the last reported sale price of the Holdings ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any consecutive 30-trading day period commencing 30 days following the closing or (iii) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction in which all of its stockholders have the right to exchange their shares of common stock for cash, securities or other property.

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

Warrant Assumption Agreement

The Business Combination Agreement contemplates that, immediately prior to the merger effective time, Athena, Holdings and Continental Stock Transfer & Trust Company (the “Warrant Agent”) will enter into an Assignment, Assumption and Amendment Agreement, which amends (i) that certain Amended and Restated Private Warrant Agreement, dated as of March 29, 2022, by and between Athena and the Warrant Agent (the “Existing Private Warrant Agreement”), and (ii) that certain Amended and Restated Public Warrant Agreement, dated as of March 29, 2022, by and between Athena and the Warrant Agent (the “Existing Public Warrant Agreement” and, together with the Existing Private Warrant Agreement, the “Existing Warrant Agreements”) pursuant to which (a) Athena will assign to Holdings, and Holdings will assume, all of Athena’s right, title and interest in and to the Existing Warrant Agreements and (b) each Athena warrant shall be modified to no longer entitle the holder to purchase Athena shares of common stock and instead acquire an equal number of Holdings ordinary shares per Athena warrant.

First Amendment to Business Combination Agreement

On June 16, 2023, the Company and AWV entered into that certain First Amendment to the Business Combination Agreement (the “First BCA Amendment”). The First BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date (as defined in the Business Combination Agreement) from June 13, 2023 to July 21, 2023. Pursuant to the BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) July 21, 2023 if, prior to such date, AWV and the Company have conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company has determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date. No other changes were made to the Business Combination Agreement.

Second Amendment to Business Combination Agreement

On July 20, 2023, the Company and AWV entered into that certain Second Amendment to the Business Combination Agreement (the “Second BCA Amendment”). The Second BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date (as defined in the Business Combination Agreement) from July 21, 2023 to August 21, 2023. Pursuant to the BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) August 21, 2023 if, prior to such date, AWV and the Company have conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company has determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date. No other changes were made to the Business Combination Agreement (see note 9).

For additional information regarding the Business Combination Agreement and the Transactions contemplated therein, see the Current Reports on Form 8-K as filed with the SEC by the Company on each of April 20, 2023, June 20, 2023 and July 21, 2023.

Special Meeting of Stockholders

On June 13, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”), at which the stockholders approved proposals to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to (i) extend the date by which the Company must consummate its initial business combination from June 14, 2023 to up to March 14, 2024 (the “Extension Proposal”) by electing to extend the date to consummate an initial business combination on a monthly basis up to nine times by an additional one month each time after June 14, 2023 (the date which is 18 months from the closing date of the IPO, the “Current Outside Date”) until March 14, 2024 (the date which is 27 months from the closing date of the IPO, the “Extended Date”), or a total of up to nine months after the Current Outside Date, provided that the Sponsor or its affiliates or permitted designees will deposit into the trust account established by the Company in connection with the IPO (the “Trust Account”) the lesser of (a) $60,000 and (b) $0.03 for each share of common stock issued and outstanding that has not been redeemed in accordance with the terms of the Charter and (ii) provide holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), the right to convert any and all of their Class B common stock into the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”).

Trust Deposit

On July 7, 2023, the Company deposited $60,000 into the Company’s Trust Account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 14, 2023 to August 14, 2023 (the “Monthly Extension”). The Monthly Extension is the second of up to nine potential monthly extensions permitted under the Charter (See above “Special Meeting of Stockholders” and Note 1).

On August 8, 2023 the Company deposited $60,000 into the Company’s trust account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 14, 2023 to September 14, 2023 (the “Monthly Extension”). The Monthly Extension is the third of up to nine potential monthly extensions permitted under the Charter (See above “Special Meeting of Stockholders” and Note 1).

NYSE American

On July 17, 2023, our Board of Directors authorized the transfer of the listing of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”), redeemable warrants, each exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share (the “Warrants”), and units, each consisting of one share of Class A Common Stock and one-half of one Warrant (the “Units” and, together with the Class A Common Stock and the Warrants, the “Listed Securities”), from the New York Stock Exchange (the “NYSE”) to the NYSE American LLC (the “NYSE American”). The listing and trading of the Listed Securities on the NYSE ended at market close on July 20, 2023, and the trading of the Listed Securities on the NYSE American commenced at market open on July 21, 2023. The Class A Common Stock, Warrants and Units each continues to be traded under the ticker symbols ATEK, ATEK WS and ATEK.U, respectively.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through June 30, 2023 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2023, we had a net income of $99,213, which consisted of interest income on investment held in the Trust Account of $2,628,259, offset by operating expenses of $1,978,653 and income tax expenses of $550,393.

For the six months ended June 30, 2023, we had a net income of $1,805,638, which consisted of interest income on investment held in the Trust Account of $5,386,763, offset by operating expenses of $2,473,736 and income tax expenses of $1,107,389.

For the three months ended June 30, 2022, we had a net loss of $19,795 which consisted of operating expenses of $317,816 and income tax expenses of $48,074, offset by interest income on investment held in Trust Account of $346,095.

For the six months ended June 30, 2022, we had a net loss of $361,254 which consisted of operating expenses of $690,185 and income tax expenses of $43,000, offset by interest income on investment held in Trust Account of $371,931.

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

Offering costs for our initial public offering amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. The $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a business combination by September 14, 2023, subject to the terms of the underwriting agreement.

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

As of June 30, 2023, the accumulated interest income earned on investments held in Trust Account amounted to $9,084,222 and total amounts withdrawn from Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,749,990. In connection with the Special Meeting held on June 13, 2023, 23,176,961 shares of the Company’s Class A common stock were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the trust account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. On June 14, 2023, the Company deposited $60,000 into the Company’s trust account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 14, 2023 to July 14, 2023 (the “Monthly Extension”). The Monthly Extension is the first of up to nine potential monthly extensions permitted under the Charter (see Note 1). As of June 30, 2023, the Company’s investments in Trust Account has a balance of $23,076,813. Additionally, on June 21, 2023, the Company withdrew from the Trust Account an aggregate amount of $2.4 million to be used for tax purposes.

It was determined as of June 30, 2023 that the withdrawal amount was approximately $328,000 in excess of the amount necessary for tax purposes. As a result, the overdrawn amount of $328,000 was allocated back to the redeemable Class A common stock subject to possible redemption and will be distributed back to the Trust Account. The remaining amount withdrawn for tax purposes has yet to be utilized. On August 17, 2023, the overdrawn amount of approximately $328,000 was distributed back into the Trust Account.

For the six months ended June 30, 2023, $715,394 of cash was used in operating activities, net cash provided by investing activities was $242,294,909 and net cash used in financing activities was $239,604,919.

For the six months ended June 30, 2022, $804,167 of cash was used in operating activities, net cash used in investing activities was $0 and net cash provided by financing activities was $0.

At June 30, 2023, we had investments held in the Trust Account of $23,076,813. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding after the completion of the initial public offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2023, we had operating cash of $184, restricted cash to pay the Trust Account and tax obligations of $2,393,297 and working capital deficit of $2,020,233. As of June 30, 2023, approximately $816,619 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Amounts withdrawn from Trust Account in excess of permitted withdrawals

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by September 14, 2023, the Current Outside Date, or by the Extension date if approved by the stockholders at the Special Meeting. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On May 17, 2023, Citigroup Global Markets Inc., as representative of the underwriters (“Citigroup”), agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with AWV, as further described above (see Note 6). The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with AWV, thus, as of June 30, 2023, the full amount of $8,956,250 remains outstanding.

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

Net Income (loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3 to the condensed financial statements) and Private Placement Warrants (see Note 4 to the condensed financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At June 30, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K or our Q1 Quarterly Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K or in our Q1 Quarterly Report.

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Units amounted to $14,420,146, consisting of $5,075,000 of underwriting fees, $8,881,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 14, 2023, subject to the terms of the underwriting agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated as of April 19, 2023, by and among Athena Technology Acquisition Corp. II, Athena Technology Sponsor II, LLC, The Air Water Company, Project Hydro Merger Sub Inc., Air Water Ventures Ltd, and the Company Shareholders (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 20, 2023)

2.1.1	First Amendment to Business Combination Agreement, dated as of June 16, 2023, by and among Athena Technology Acquisition Corp. II and Air Water Ventures Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 20, 2023)

2.1.2	Second Amendment to Business Combination Agreement, dated as of July 20, 2023, by and among Athena Technology Acquisition Corp. II and Air Water Ventures Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on July 21, 2023)

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Athena Technology Acquisition Corp. II (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission June 14, 2023)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Athena Technology Acquisition Corp. II, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission June 20, 2023)

10.1	Sponsor Support Agreement, dated as of April 19, 2023, by and among Athena Technology Sponsor II, LLC, Athena Technology Acquisition Corp. II, Air Water Ventures Ltd, and The Air Water Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 20, 2023)

10.2	Form of Sponsor Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 20, 2023)

10.3	Form of Management Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 20, 2023)

10.4	Form of Company Shareholder Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 20, 2023)

10.5	Form of New Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 20, 2023)

10.6	Form of Warrant Assumption Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 20, 2023)

10.7	Amendment to the Investment Management Trust Agreement, dated June 13, 2023, entered into between Athena Technology Acquisition Corp. II and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission June 14, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: August 18, 2023	By:	/s/ Anna Apostolova
	Name:	Anna Apostolova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)