Form 10-Q
period 2023-09-30
Athena Technology Acquisition Corp. II
filed 2023-11-20
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, there were 12,033,039 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$27,842	$418,885
Cash - restricted	565,422	—
Prepaid expenses and other assets	65,999	287,447
Total current assets	659,263	706,332

Investments held in Trust Account	25,389,479	259,984,974
TOTAL ASSETS	$26,048,742	$260,691,306

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,863,526	$519,354
Promissory note - related party, net of discount	150,151	—
Franchise tax payable	72,300	267,995
Income tax payable	1,886,746	720,221
Total current liabilities	4,972,723	1,507,570
Deferred underwriting fee payable	8,956,250	8,956,250
Total liabilities	13,928,973	10,463,820

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 2,198,039 and 25,375,000 shares at redemption value of $10.92 and $10.21 per share, at September 30, 2023 and December 31, 2022, respectively	23,995,855	258,996,758
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 and 953,750 shares issued and outstanding (excluding 2,198,039 and 25,375,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	983	95
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 0 and 8,881,250 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	888
Additional paid-in capital	239,759	—
Accumulated deficit	(12,116,828)	(8,770,255)

TOTAL STOCKHOLDERS’ DEFICIT	(11,876,086)	(8,769,272)

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$26,048,742	$260,691,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$679,025	$293,952	$3,039,190	$884,137
Franchise tax	24,900	50,000	138,471	150,000
Total operating expenses	703,925	343,952	3,177,661	1,034,137

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	304,776	1,156,843	5,691,539	1,528,774
Finance costs – discount on debt issuance	(89,910)	—	(89,910)	—
Total other income, net	214,866	1,156,843	5,601,629	1,528,774

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(489,059)	812,891	2,423,968	494,637
Provision for income taxes	(59,136)	(232,436)	(1,166,525)	(275,436)
NET (LOSS) INCOME	$(548,195)	$580,455	$1,257,443	$219,201

Weighted average shares outstanding of Class A common stock	12,033,039	26,328,750	20,338,741	26,328,750
Basic and diluted net (loss) income per share, Class A	$(0.05)	$0.02	$0.05	$0.01
Weighted average shares outstanding of Class B common stock	—	8,881,250	5,583,433	8,881,250
Basic and diluted net (loss) income per share, Class B	$—	$0.02	$0.05	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	953,750	$95	8,881,250	$888	$—	$(8,770,255)	$(8,769,272)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(2,072,822)	(2,072,822)

Net income	—	—	—	—	—	1,706,425	1,706,425

Balance, March 31, 2023 (unaudited)	953,750	95	8,881,250	888	—	(9,136,652)	(9,135,669)

Conversion of Class B common stock to Class A common stock	8,881,250	888	(8,881,250)	(888)	—	—	—

Remeasurement of common stock subject to redemption	—	—	—	—	—	(1,940,027)	(1,940,027)

Net income	—	—	—	—	—	99,213	99,213

Balance June 30, 2023 (unaudited)	9,835,000	983	—	—	—	(10,977,466)	(10,976,483)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(591,167)	(591,167)

Class A common stock to be transferred to fund promissory note	—	—	—	—	239,759	—	239,759

Net loss	—	—	—	—	—	(548,195)	(548,195)

Balance September 30, 2023 (unaudited)	9,835,000	$983	—	$—	$239,759	(12,116,828)	(11,876,086)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	953,750	$95	8,881,250	$888	$—	$(7,514,864)	$(7,513,881)

Net loss	—	—	—	—	—	(341,459)	(341,459)

Balance, March 31, 2022 (unaudited)	953,750	95	8,881,250	888	—	(7,856,323)	(7,855,340)

Net loss	—	—	—	—	—	(19,795)	(19,795)

Balance, June 30, 2022 (unaudited)	953,750	95	8,881,250	888	—	(7,876,118)	(7,875,135)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(1,049,756)	(1,049,756)

Net income	—	—	—	—	—	580,455	580,455

Balance, September 30, 2022 (unaudited)	953,750	$95	8,881,250	$888	$—	$(8,345,419)	$(8,344,436)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,257,443	$219,201
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(5,691,539)	(1,528,665)
Finance costs – discount on debt issuance	89,910	—
Changes in operating assets and liabilities:
Prepaid expenses and other	221,448	229,034
Due from affiliates	—	25,000
Accounts payable and accrued expenses	2,344,173	(380,062)
Franchise tax payable	(195,695)	150,000
Income tax payable	1,166,525	275,436
Net cash used in operating activities	(807,735)	(1,010,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(240,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	922,114	—
Cash withdrawn from trust in connection with redemption	239,604,919	—
Net cash flows provided by investing activities	240,287,033	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemptions of Class A common stock	(239,604,919)	—
Proceeds from promissory note - related party	300,000
Net cash flows used in financing activities	(239,304,919)	—

NET CHANGE IN CASH	174,379	(1,010,056)
CASH, BEGINNING OF PERIOD	418,885	1,526,464
CASH, END OF PERIOD	$593,264	$516,408
CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$27,842	$516,408
Cash – restricted	565,422	—
CASH AND RESTRICTED CASH, END OF PERIOD	$593,264	$516,408

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Note 1 – Organization and Business Operations

Athena Technology Acquisition Corp. II (“Athena,” “SPAC” or the “Company”) was incorporated in Delaware on May 20, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by December 14, 2023, subject to the terms of the underwriting agreement.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (as amended , restated, supplemented and/or otherwise modified from time to time, the Company’s “Amended and Restated Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of the Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheets until such date that a redemption event takes place.

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

If the Company is unable to complete a Business Combination by December 14, 2023 (“Combination Period”), as extended on November 7, 2023 (see Note 9), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Business Combination Agreement

On April 19, 2023, the Company, the Sponsor, The Air Water Company, a Cayman Islands exempted company (“Holdings”), Project Hydro Merger Sub Inc., a Delaware corporation (“Merger Sub”), Air Water Ventures Ltd, a private company formed under the Laws of England and Wales (“AWV”), and those shareholders of AWV party thereto (collectively, the “AWV Shareholders”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) the split and subdivision of each AWV share into a number of AWV shares equal to the Exchange Ratio (as defined in the Business Combination Agreement) (the “Recapitalization”), (b) immediately following the Recapitalization, the acquisition by Holdings of all of the issued and outstanding share capital of AWV from the AWV Shareholders in exchange for the issuance of Holdings ordinary shares, pursuant to which AWV will become a direct wholly owned subsidiary of Holdings (the “Share Acquisition”), (c) immediately following the Share Acquisition, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger and the security holders of the Company (other than the security holders of the Company electing to redeem their shares of Athena common stock or shares of Athena common stock held in treasury) becoming security holders of Holdings and (d) the other transactions contemplated by the Business Combination Agreement and the ancillary documents referred to therein (together with the Recapitalization, Merger and Share Acquisition, the “Transactions”).

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

On June 13, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”), at which the stockholders approved proposals to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to (i) extend the date by which the Company must consummate its initial business combination from June 14, 2023 to up to March 14, 2024 (the “Extension Proposal”) by electing to extend the date to consummate an initial business combination on a monthly basis up to nine times by an additional one month each time after June 14, 2023 (the date which is 18 months from the closing date of the IPO, the “Current Outside Date”) until March 14, 2024 (the date which is 27 months from the closing date of the IPO, the “Extended Date”), or a total of up to nine months after the Current Outside Date, provided that the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $60,000 and (b) $0.03 for each share of common stock issued and outstanding that has not been redeemed in accordance with the terms of the Charter and (ii) provide holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), the right to convert any and all of their Class B common stock into the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”).

In connection with the Special Meeting, 23,176,961 shares of the Company’s Class A common stock were redeemed (the “Redemptions”). On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled.

On June 14, 2023, the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month (the “Monthly Extension”) from June 14, 2023 to July 14, 2023. The Monthly Extension is the first of up to nine potential monthly extensions permitted under the Charter.

On June 16, 2023, the Company and AWV entered into that certain First Amendment to the Business Combination Agreement (the “First BCA Amendment”). The First BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date (as defined in the Business Combination Agreement) from June 13, 2023 to July 21, 2023. Pursuant to the First BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) July 21, 2023 if, prior to such date, AWV and the Company have conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company has determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date.

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

On July 7, 2023, the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 14, 2023 to August 14, 2023. The Monthly Extension is the second of up to nine potential monthly extensions permitted under the Charter.

On July 17, 2023, the Company’s Board of Directors authorized the transfer of the listing of its Class A common stock, redeemable warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share (the “Warrants”), and units, each consisting of one share of Class A common stock and one-half of one Warrant (the “Units” and, together with the Class A common stock and the Warrants, the “Listed Securities”), from the New York Stock Exchange (the “NYSE”) to the NYSE American LLC (the “NYSE American”). The listing and trading of the Listed Securities on the NYSE ended at market close on July 20, 2023, and the trading of the Listed Securities on the NYSE American commenced at market open on July 21, 2023. The Class A common stock, Warrants and Units each continues to be traded under the ticker symbols ATEK, ATEK WS and ATEK.U, respectively.

On July 20, 2023, the Company and AWV entered into that certain Second Amendment to the Business Combination Agreement (the “Second BCA Amendment”). The Second BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date from July 21, 2023 to August 21, 2023. Pursuant to the Second BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) August 21, 2023 if, prior to such date, AWV and the Company have conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company has determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date.

On August 8, 2023 the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from August 14, 2023 to September 14, 2023. The Monthly Extension is the third of up to nine potential monthly extensions permitted under the Charter (Note 9).

On August 22, 2023, the Company and AWV entered into that certain Third Amendment to the Business Combination Agreement (the “Third BCA Amendment”). The Third BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date from August 21, 2023 to September 25, 2023. Pursuant to the Third BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within seven calendar days after) September 25, 2023 if, prior to such date, (i) the parties have not entered into one or more definitive written subscription agreements for a PIPE investment of at least $30,000,000 in the aggregate on terms reasonably satisfactory to the Company or (ii) the registration statement has not been filed with the SEC.

On September 7, 2023 the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from September 14, 2023 to October 14, 2023. The Monthly Extension is the fourth of up to nine potential monthly extensions permitted under the Charter.

On September 30, 2023, the Company and AWV entered into that certain Fourth Amendment to the Business Combination Agreement (the “Fourth BCA Amendment”). Pursuant to the Fourth BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV up until such date that the parties have entered into one or more definitive written subscription agreements for a PIPE investment of at least $30,000,000 in the aggregate on terms reasonably satisfactory to the Company.

On October 6, 2023 the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 14, 2023 to November 14, 2023. The Monthly Extension is the fifth of up to nine potential monthly extensions permitted under the Charter (Note 9).

On November 7, 2023 the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 14, 2023 to December 14, 2023. The Monthly Extension is the sixth of up to nine potential monthly extensions permitted under the Charter (Note 9).

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be only $10.10 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by (i) any third party for services rendered or products sold to the Company or (ii) any prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the Trust Account; provided, however, that such indemnification of the Company by the Sponsor shall apply only to the extent necessary to ensure that any such claims by a third party or a Target do not reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share is then held in the Trust Account due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party or a Target which executed a waiver of any and all rights to the monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

Risks and Uncertainties

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because the Company is a Delaware corporation and its securities are trading on the NYSE, the Company is a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

Whether and to what extent the Company would be subject to the Excise Tax on a redemption of shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with an initial Business Combination, an extension or otherwise (iii) the structure of an initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with an initial Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial Business Combination or for effecting redemptions and may affect the ability to complete an initial Business Combination, fund future operations or make distributions to stockholders. In addition, the Excise Tax could cause a reduction in the per share amount payable to Public Stockholders in the event we liquidate the Trust Account due to a failure to complete an initial Business Combination within the requisite timeframe.

In October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. Armed conflicts around the world, such as those in Ukraine and Israel, as well as the global response to such conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing the Company’s business. In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. These events, compounded with rising interest rates and inflation, have had and may continue to have an adverse impact on global supply chains and capital markets resulting in a weaker macroeconomic environment. Any deterioration in credit markets resulting directly or indirectly from the ongoing Russian invasion of Ukraine or the recent attack by Hamas on Israel from the Gaza Strip could limit the Company’s ability to obtain external financing to fund operations and capital expenditures. Management continues to evaluate the macroeconomic environment as a result of COVID-19, and the Ukraine and Israel conflicts and the Company has concluded that while it is reasonably possible that the market conditions could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration and Capital Resources

As of September 30, 2023, the Company had operating cash of $27,842, restricted cash to pay the Company’s tax obligations of $565,422, and working capital deficit of $4,313,460. The Company also has an investment held in the Trust Account of $25,389,479 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of September 30, 2023, approximately $2,949,285 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2023 and December 31, 2022, there were $150,151 and $0, respectively, Working Capital Loans outstanding (Note 5).

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by December 14, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2023. The Company’s unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 30, 2023 (the “Annual Report on Form 10-K”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of September 30, 2023 and December 31, 2022, the balance was $565,422 and $0, respectively. Cash – restricted at September 30, 2023 represents cash that was withdrawn from the Trust Account to pay taxes but is yet to be utilized.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

On September 30, 2023 and December 31, 2022, the Company had $25,389,479 and $259,984,974, respectively, in investments held in Trust Account.

Amounts withdrawn from Trust Account in excess of permitted withdrawals

On June 21, 2023, the Company withdrew from the Trust Account an aggregate amount of $2.4 million to be used for tax purposes. It was determined as of June 30, 2023 that the withdrawal amount was approximately $328,000 in excess of the amount necessary for tax purposes. As a result, the overdrawn amount of $328,000 was allocated back to the contingently redeemable Class A common stock subject to possible redemption and was distributed back to the Trust Account on August 17, 2023. The remaining amount withdrawn for tax purposes has yet to be utilized as of September 30, 2023.

Offering Costs associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by December 14, 2023, subject to the terms of the underwriting agreement.

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

Level 3: Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since its inception.

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

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting, 23,176,961 shares of the Company’s Class A common stock, par value $0.0001 per share, were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the trust account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. Accordingly, on September 30, 2023 and December 31, 2022, 2,198,039 and 25,375,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

As of September 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$253,750,000
Less:
Proceeds allocated to Public Warrants	(9,261,875)
Class A common stock issuance costs	(13,893,811)
Plus:
Remeasurement of carrying value to redemption value	25,693,186
Class A common stock subject to possible redemption at December 31, 2021	256,287,500
Plus:
Remeasurement of carrying value to redemption value	2,709,258
Class A common stock subject to possible redemption at December 31, 2022	258,996,758
Less:
Redemptions	(239,604,919)
Plus:
Remeasurement of carrying value to redemption value	4,604,016
Class A common stock subject to possible redemption at September 30, 2023	$23,995,855

Net Income (loss) per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At September 30, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the Three Months Ended September 30,
	2023		2022
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(548,195)	$—	$434,043	$146,412

Denominator:
Weighted average shares outstanding	12,033,039	—	26,328,750	8,881,250

Basic and diluted net (loss) income per common share	$(0.05)	$—	$0.02	$0.02

	For the Nine Months Ended September 30,
	2023		2022
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$986,600	$270,843	$163,910	$55,291

Denominator:
Weighted average shares outstanding	20,338,741	5,583,433	26,328,750	8,881,250

Basic and diluted net income per common share	$0.05	$0.05	$0.01	$0.01

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

Related Party Loans

On August 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the IPO. The Company has borrowed $104,402 under the Note, all of which was repaid prior to December 31, 2021 and the Note is no longer available for use for future borrowings by the Company. There was no balance outstanding as of September 30, 2023 and December 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2023, the below promissory notes were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial business combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of September 30, 2023, the total outstanding balance of the Notes is $300,000, with a discount allocation of $149,849, or a net amount of $150,151.

In connection with funding the Notes, On July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to such agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of September 30, 2023, such third-party investor loaned $300,000 to the Sponsor, which amount is included in the balance due to the Sponsor under the Notes described above.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange (the “NYSE”) for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and nine months ended September 30, 2023, $30,000 and $90,000, respectively, has been paid under this agreement. For the three and nine months ended September 30, 2022, $30,000 and $100,000, respectively, has been paid under this agreement (which included $10,000 towards December 2021).

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

On May 17, 2023, Citigroup Global Markets Inc., as representative of the underwriters (“Citigroup”), agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Air Water Ventures Ltd., as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Air Water Ventures Ltd., thus, as of September 30, 2023, the full amount of $8,956,250 remains outstanding.

Business Combination Agreement

On April 19, 2023, the Company, the Sponsor, The Air Water Company, a Cayman Islands exempted company (“Holdings”), Project Hydro Merger Sub Inc., a Delaware corporation (“Merger Sub”), Air Water Ventures Ltd, a private company formed under the Laws of England and Wales (“AWV” or “Target”), and those shareholders of AWV party thereto (collectively, the “AWV Shareholders”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) the split and subdivision of each AWV share into a number of AWV shares equal to the Exchange Ratio (as defined in the Business Combination Agreement) (the “Recapitalization”), (b) immediately following the Recapitalization, the acquisition by Holdings of all of the issued and outstanding share capital of AWV from the AWV Shareholders in exchange for the issuance of Holdings ordinary shares, pursuant to which AWV will become a direct wholly owned subsidiary of Holdings (the “Share Acquisition”), (c) immediately following the Share Acquisition, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger and the security holders of the Company (other than the security holders of the Company electing to redeem their shares of Athena common stock or shares of Athena common stock held in treasury) becoming security holders of Holdings and (d) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (together with the Recapitalization, Merger and Share Acquisition, the “Transactions”).

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

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor has entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Athena, Holdings and AWV, pursuant to which the Sponsor has agreed to, among other things, (a) waive its anti-dilution rights in the Charter with respect to the SPAC Class B common stock (together with the SPAC Class A common stock, the “Sponsor Securities”), (b) vote at any meeting of Athena shareholders to be called for approval of the Transactions all Sponsor Securities held of record or thereafter acquired in favor of the Shareholder Approval Matters (as defined below), (c) be bound by certain other covenants and agreements related to the Transactions and (d) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Transactions with respect to any Sponsor Securities they may hold.

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

In connection with the closing, the Sponsor and certain individuals who are members of Athena’s board of directors and/or management team (such individuals, the “Insiders”) will enter into an agreement (the “Sponsor Lock-Up Agreement”) providing that the Sponsor and the Insiders will not, subject to certain exceptions, transfer (i) the Base Restricted Securities (as defined below) during the period commencing from the closing date until the date that is the earlier of (x) six months after the closing and (y) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property or (ii) the Special Restricted Securities (as defined below) during the period commencing from the closing date until the date that is the earliest of (w) 18 months after the closing, (x) with respect to fifty percent of the Special Restricted Securities, the first trading day following the date on which the last reported sale price of Holdings ordinary shares equals or exceeds $12.50 per share (as adjusted), (y) with respect to fifty percent of the Special Restricted Securities, the first trading day following the date on which the last reported sale price of Holdings ordinary shares equals or exceeds $15.00 per share (as adjusted) and (z) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. For purposes of the Sponsor Lock-Up Agreement, (a) the “Special Restricted Securities” means a number of Holdings ordinary shares to be received by the Sponsor and the Insiders pursuant to the Business Combination Agreement equal to the aggregate number of Holdings ordinary shares that AWV and Athena provide to PIPE Investors as an incentive to enter into the applicable Subscription Agreement, not to exceed 3,552,500 Holdings ordinary shares, and (b) the “Base Restricted Securities” means a number of Holdings ordinary shares to be received by the Sponsor and the Insiders pursuant to the Business Combination Agreement equal to 6,660,938 minus the number of Special Restricted Securities.

New Registration Rights Agreement

The Business Combination Agreement contemplates that, at the closing, Holdings, certain AWV equityholders, the Sponsor and Athena will enter into a Registration Rights Agreement (the “New Registration Rights Agreement”), pursuant to which Holdings will agree to register for resale certain shares of Holdings ordinary shares and other equity securities of Holdings that are held by the parties thereto from time to time. Pursuant to the New Registration Rights Agreement, Holdings will agree to file a shelf registration statement registering the sale or resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) no later than 30 days after the closing date. Holdings also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement also provides that Holdings will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

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

Third Amendment to Business Combination Agreement

On August 22, 2023, the Company and AWV entered into that the Third BCA Amendment. The Third BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date from August 21, 2023 to September 25, 2023. Pursuant to the Third BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within seven calendar days after) September 25, 2023 if, prior to such date, (i) the parties have not entered into one or more definitive written subscription agreements for a PIPE investment of at least $30,000,000 in the aggregate on terms reasonably satisfactory to the Company or (ii) the registration statement has not been filed with the SEC.

Fourth Amendment to Business Combination Agreement

On September 30, 2023, the Company and AWV entered into the Fourth BCA Amendment. Pursuant to the Fourth BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV up until such date that the parties have entered into one or more definitive written subscription agreements for a PIPE investment of at least $30,000,000 in the aggregate on terms reasonably satisfactory to the Company.

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of September 30, 2023 and December 31, 2022, there were 12,033,039 and 26,328,750 shares of Class A common stock issued and outstanding, of which 2,198,039 and 25,375,000 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity, respectively.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 0 and 8,881,250 shares of Class B common stock outstanding, after giving effect to the forfeiture of 1,181,250 common stock since the underwriters did not exercise the over-allotment option in full.

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

Warrants—As of September 30, 2023 and December 31, 2022, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were comprised of $25,389,479 and $259,984,974, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. $922,114 and $0 has been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as at September 30, 2023 and December 31, 2022, respectively.

In connection with the Special Meeting, 23,176,961 shares of the Company’s Class A common stock, par value $0.0001 per share, were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the trust account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$25,389,479	$—	$—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$259,984,974	$—	$—

Note 9 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date these unaudited condensed financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure, except as described below.

Trust Deposits

On October 6, 2023 the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 14, 2023 to November 14, 2023. The Monthly Extension is the fifth of up to nine potential monthly extensions permitted under the Charter (Note 1).

On November 7, 2023 the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 14, 2023 to December 14, 2023. The Monthly Extension is the sixth of up to nine potential monthly extensions permitted under the Charter (Note 1).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “Athena,” “SPAC” or the “Company” refer to Athena Technology Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Athena Technology Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding a business combination and related timing and the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”) and any subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K, each filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Events

Proposed Business Combination

On April 19, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with the Sponsor, The Air Water Company, a Cayman Islands exempted company (“Holdings”), Project Hydro Merger Sub Inc., a Delaware corporation (“Merger Sub”), Air Water Ventures Ltd, a private company formed under the Laws of England and Wales (“AWV” or “Target”), and those shareholders of AWV party thereto (collectively, the “AWV Shareholders”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) the split and subdivision of each AWV share into a number of AWV shares equal to the Exchange Ratio (as defined in the Business Combination Agreement) (the “Recapitalization”), (b) immediately following the Recapitalization, the acquisition by Holdings of all of the issued and outstanding share capital of AWV from the AWV Shareholders in exchange for the issuance of Holdings ordinary shares, pursuant to which AWV will become a direct wholly owned subsidiary of Holdings (the “Share Acquisition”), (c) immediately following the Share Acquisition, the merger of Merger Sub with and into Athena (the “Merger”), with Athena surviving the Merger and the security holders of Athena (other than the security holders of Athena electing to redeem their shares of Athena common stock or shares of Athena common stock held in treasury) becoming security holders of Holdings and (d) the other transactions contemplated by the Business Combination Agreement and the ancillary documents referred to therein (together with the Recapitalization, Merger and Share Acquisition, the “Transactions”).

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

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor has entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Athena, Holdings and AWV, pursuant to which the Sponsor has agreed to, among other things, (a) waive its anti-dilution rights in the Charter with respect to the SPAC Class B common stock (together with the SPAC Class A common stock, the “Sponsor Securities”), (b) vote at any meeting of Athena shareholders to be called for approval of the Transactions all Sponsor Securities held of record or thereafter acquired in favor of the Shareholder Approval Matters (as defined in the Business Combination Agreement), (c) be bound by certain other covenants and agreements related to the Transactions and (d) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that the Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Transactions with respect to any Sponsor Securities they may hold.

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

In connection with the closing, the Sponsor and certain individuals who are members of Athena’s board of directors and/or management team (such individuals, the “Insiders”) will enter into an agreement (the “Sponsor Lock-Up Agreement”) providing that the Sponsor and the Insiders will not, subject to certain exceptions, transfer (i) the Base Restricted Securities (as defined below) during the period commencing from the closing date until the date that is the earlier of (x) six months after the closing and (y) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property or (ii) the Special Restricted Securities (as defined below) during the period commencing from the closing date until the date that is the earliest of (w) 18 months after the closing, (x) with respect to fifty percent of the Special Restricted Securities, the first trading day following the date on which the last reported sale price of Holdings ordinary shares equals or exceeds $12.50 per share (as adjusted), (y) with respect to fifty percent of the Special Restricted Securities, the first trading day following the date on which the last reported sale price of Holdings ordinary shares equals or exceeds $15.00 per share (as adjusted) and (z) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. For purposes of the Sponsor Lock-Up Agreement, (a) the “Special Restricted Securities” means a number of Holdings ordinary shares to be received by the Sponsor and the Insiders pursuant to the Business Combination Agreement equal to the aggregate number of Holdings ordinary shares that AWV and Athena provide to PIPE Investors as an incentive to enter into the applicable Subscription Agreement, not to exceed 3,552,500 Holdings ordinary shares, and (b) the “Base Restricted Securities” means a number of Holdings ordinary shares to be received by the Sponsor and the Insiders pursuant to the Business Combination Agreement equal to 6,660,938 minus the number of Special Restricted Securities.

New Registration Rights Agreement

The Business Combination Agreement contemplates that, at the closing, Holdings, certain AWV equityholders, the Sponsor and Athena will enter into a Registration Rights Agreement (the “New Registration Rights Agreement”), pursuant to which Holdings will agree to register for resale certain shares of Holdings ordinary shares and other equity securities of Holdings that are held by the parties thereto from time to time. Pursuant to the New Registration Rights Agreement, Holdings will agree to file a shelf registration statement registering the sale or resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) no later than 30 days after the closing date. Holdings also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement also provides that Holdings will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

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

First Amendment to Business Combination Agreement

On June 16, 2023, the Company and AWV entered into that certain First Amendment to the Business Combination Agreement (the “First BCA Amendment”). The First BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date (as defined in the Business Combination Agreement) from June 13, 2023 to July 21, 2023. Pursuant to the First BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) July 21, 2023 if, prior to such date, AWV and the Company have conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company has determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date.

Second Amendment to Business Combination Agreement

On July 20, 2023, the Company and AWV entered into that certain Second Amendment to the Business Combination Agreement (the “Second BCA Amendment”). The Second BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date from July 21, 2023 to August 21, 2023. Pursuant to the Second BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) August 21, 2023 if, prior to such date, AWV and the Company have conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company has determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date.

Third Amendment to Business Combination Agreement

On August 22, 2023, the Company and AWV entered into that certain Third Amendment to the Business Combination Agreement (the “Third BCA Amendment”). The Third BCA Amendment amends the Business Combination Agreement to extend the SPAC Termination Notice Date from August 21, 2023 to September 25, 2023. Pursuant to the Third BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV on (or within seven calendar days after) September 25, 2023 if, prior to such date, (i) the parties have not entered into one or more definitive written subscription agreements for a PIPE investment of at least $30,000,000 in the aggregate on terms reasonably satisfactory to the Company or (ii) the registration statement has not been filed with the SEC.

Fourth Amendment to Business Combination Agreement

On September 30, 2023, the Company and AWV entered into that certain Fourth Amendment to the Business Combination Agreement (the “Fourth BCA Amendment”). Pursuant to the Fourth BCA Amendment, the Company may terminate the Business Combination Agreement by written notice to AWV up until such date that the parties have entered into one or more definitive written subscription agreements for a PIPE investment of at least $30,000,000 in the aggregate on terms reasonably satisfactory to the Company.

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

Trust Deposits (See above “Special Meeting of Stockholders” and Note 1)

On June 14, 2023, the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month (the “Monthly Extension”) from June 14, 2023 to July 14, 2023. The Monthly Extension is the first of up to nine potential monthly extensions permitted under the Charter (See Note 1).

On July 7, 2023, the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 14, 2023 to August 14, 2023. The Monthly Extension is the second of up to nine potential monthly extensions permitted under the Charter (See Note 1).

On August 8, 2023, the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from August 14, 2023 to September 14, 2023. The Monthly Extension is the third of up to nine potential monthly extensions permitted under the Charter (See Note 1).

On September 7, 2023 the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from September 14, 2023 to October 14, 2023. The Monthly Extension is the fourth of up to nine potential monthly extensions permitted under the Charter (See Note 1).

On October 6, 2023 the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 14, 2023 to November 14, 2023. The Monthly Extension is the fifth of up to nine potential monthly extensions permitted under the Charter (See Note 1 and Note 9).

On November 7, 2023 the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 14, 2023 to December 14, 2023. The Monthly Extension is the sixth of up to nine potential monthly extensions permitted under the Charter (See Note 1 and Note 9).

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through September 30, 2023 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2023, we had a net loss of $548,195, which consisted of finance cost of $89,910, operating expenses of $703,925 and income tax expenses of $59,136, offset by interest income on investment held in the Trust Account of $304,776.

For the nine months ended September 30, 2023, we had a net income of $1,257,443, which consisted of interest income on investment held in the Trust Account of $5,691,539, offset by operating expenses of $3,177,661, finance cost of $89,910 and income tax expenses of $1,166,525.

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

Offering costs for our initial public offering amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. The $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a business combination by December 14, 2023, subject to the terms of the underwriting agreement.

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

As of September 30, 2023, the accumulated interest income earned on investments held in Trust Account amounted to $9,389,013 and total amounts withdrawn from Trust Account to pay the Company’s franchise and income tax obligations amounted to $922,114. In connection with the Special Meeting held on June 13, 2023, 23,176,961 shares of the Company’s Class A common stock were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. As of September 30, 2023, the Company’s investments in Trust Account has a balance of $25,389,479. Additionally, on June 21, 2023, the Company withdrew from the Trust Account an aggregate amount of $2.4 million to be used for tax purposes.

It was determined as of June 30, 2023 that the withdrawal amount was approximately $328,000 in excess of the amount necessary for tax purposes. As a result, the overdrawn amount of $328,000 was allocated back to the redeemable Class A common stock subject to possible redemption and was distributed back to the Trust Account on August 17, 2023. The remaining amount withdrawn for tax purposes has yet to be utilized.

For the nine months ended September 30, 2023, $807,735 of cash was used in operating activities, net cash provided by investing activities was $240,287,033 and net cash used in financing activities was $239,304,919.

For the nine months ended September 30, 2022, $1,010,056 of cash was used in operating activities.

At September 30, 2023, we had investments held in the Trust Account of $25,389,479. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding after the completion of the initial public offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2023, we had operating cash of $27,842, restricted cash to pay tax obligations of $565,422 and working capital deficit of $4,313,460. As of September 30, 2023, approximately $2,949,285 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. As of September 30, 2023 and December 31, 2022, there were $150,151 and $0, respectively, Working Capital Loans outstanding (Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by December 14, 2023, the Current Outside Date, or by the Extension date if approved by the stockholders at the Special Meeting. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On May 17, 2023, Citigroup Global Markets Inc., as representative of the underwriters (“Citigroup”), agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with AWV, as further described above (see Note 6). The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with AWV, thus, as of September 30, 2023, the full amount of $8,956,250 remains outstanding.

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

Net Income (loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3 to the condensed financial statements) and Private Placement Warrants (see Note 4 to the condensed financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At September 30, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information called for by this Item 3.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K or subsequent Quarterly Reports on Form 10-Q. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K or in our subsequent Quarterly Reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Units amounted to $14,420,146, consisting of $5,075,000 of underwriting fees, $8,881,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by December 14, 2023, subject to the terms of the underwriting agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.2	Second Amendment to Business Combination Agreement, dated as of July 20, 2023, by and among Athena Technology Acquisition Corp. II and Air Water Ventures Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on July 21, 2023)

3.1	Third Amendment to Business Combination Agreement, dated as of August 22, 2023, by and among Athena Technology Acquisition Corp. II and Air Water Ventures Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on August 25, 2023)

3.2	Fourth Amendment to Business Combination Agreement, dated as of September 30, 2023, by and among Athena Technology Acquisition Corp. II and Air Water Ventures Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on October 5, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: November 20, 2023	By:	/s/ Anna Apostolova
	Name:	Anna Apostolova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)