Form 10-K
period 2023-12-31
Athena Technology Acquisition Corp. II
filed 2024-09-27
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☒ No ☐

At June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $22,947,527, based on the closing price of the Class A common stock reported on the NYSE on such date.

As of September 18, 2024, there were 11,122,781 shares of Class A common stock, par value $0.0001 per share, outstanding, and 0 shares of Class B common stock, $0.0001 par value, outstanding.

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

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic and the status of debt and equity markets;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our identified material weakness in our internal controls over financial reporting and the restatement of our previously issued unaudited condensed financial statements;

●	our financial performance;

●	risks and uncertainties related to technology and consumer businesses; and

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.

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

We will seek to acquire a business that have strong business fundamentals and that:

Would Benefit Uniquely from our Capabilities - a business where the collective capabilities of our management and Advisors can be leveraged to tangibly improve the operations and market position of the target.

Is Sourced Through our Proprietary Channels - we do not expect to participate in broadly marketed processes, but rather will aim to leverage our extensive network to source potential targets.

Has a Committed and Capable Management Team - a business with a professional management team whose interests are aligned with those of our investors and complement the expertise of our founders. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

Has the Potential to Grow Through Further Acquisition Opportunities - a business that has the platform to grow inorganically through acquisitions.

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

Prior to the consummation of the initial public offering, on August 31, 2021, the Sponsor paid $25,000 to cover certain of our offering costs in exchange for 7,362,500 shares of our Class B common stock, par value $0.0001 per share (the “founder shares”), and in November 2021, the Company effected a 1.36672326 for 1 stock split of its common stock, resulting in the Sponsor owning an aggregate of 10,062,500 founder shares. Up to 1,312,500 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In connection with the underwriters’ partial exercise of their over-allotment option on December 28, 2021, the Sponsor forfeited 1,181,250 founder shares.

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

As of December 31, 2023, there was $24,387,525 in securities held in the Trust Account, which includes interest income available to us to complete business combination of $1,767,331. $1,824,893 of cash is held outside the Trust Account, restricted to pay for franchise and income taxes liabilities.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is anticipated to be $11.30 per public share as of December 31, 2023. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares they may hold in connection with the completion of our initial business combination.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have 36 months from the closing of our initial public offering, or December 14, 2024, to complete our initial business combination. If we are unable to complete our initial business combination by December 14, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 14, 2024.

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

On December 13, 2023, pursuant to the Business Combination Agreement, the Company, Sponsor, Holdings, Project Hydro Merger Sub Inc. and AWV entered into a Mutual Release Agreement (“Mutual Release Agreement”) to terminate the Business Combination Agreement (the “Mutual Release”). As a result of the Mutual Release Agreement, the Business Combination Agreement is of no further force and effect, with the exception of specified provisions set forth in the Mutual Release Agreement, including confidentiality obligations in connection with the Business Combination Agreement and related transactions, which shall survive the Mutual Release and remain in full force and effect in accordance with their respective terms. Additionally, each of the parties to the Business Combination Agreement has agreed on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement and the related transactions, including the Mutual Release, with the exception of claims related to specified provisions set forth in the Mutual Release Agreement. Concurrently with the Mutual Release, the Sponsor Support Agreement, date April 19, 2023, by and among the Company, Sponsor, Holdings and AWV (the “Sponsor Support Agreement”) shall automatically terminate. The Company intends to identify another target business with which to pursue an initial business combination.

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

The requirement that we complete our initial business combination by December 14, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 14, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by December 14, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $11.30 per share based on the amount held in the Trust Account as of December 31, 2023, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by December 14, 2024. Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $11.30 per share based on the amount held in the Trust Account as of December 31, 2023, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination by December 14, 2024, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by June December 14, 2024 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond December 14, 2024 before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of the initial public offering and the sale of the private placement units not being held in the Trust Account are insufficient to allow us to operate for at least until December 14, 2024, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the private placement units, only $1,450,000 will be available to us initially outside the Trust Account to fund our working capital requirements. We believe that, upon closing of the initial public offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least until December 14, 2024; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $11.30 per share based on the amount held in the Trust Account as of December 31, 2023, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than the $11.30 per share held in the Trust Account as of December 31, 2023.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $11.30 per public share held in the Trust Account as of December 31, 2023, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 14, 2024 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following December 14, 2024 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 14, 2024 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weakness identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Part II, Item 9A. Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2023 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described herein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional deficiencies or material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed or continue to not be filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. The existence of material weaknesses or deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weakness in our internal control over financial reporting, as described in Part II, Item 9A. Controls and Procedures.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

The restatement of the Company’s financial statements may lead to additional risks and uncertainties, including regulatory, litigation, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

As a result of the restatement of our previously issued unaudited condensed financial statements contained in our Quarterly Report on Form 10-Q for the three months ended September 30, 2023, we are subject to additional risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, the attention of our management team may be diverted by these efforts. We could also be subject to regulatory, litigation, stockholder, or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs, which could be material. In addition, the restatement and related matters could have a negative effect on our any proposed business combination and our reputation, or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our shares of common stock, and amending our public warrant agreement (as may be amended and restated, our “public warrant agreement”) requires a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our Sponsor or its affiliates in the initial public offering or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by December 14, 2024 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered in the initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

The number of founder shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25.28% of the outstanding shares of common stock (including the public shares, private placement units and founder shares) after the initial public offering. Up to 1,312,500 of the founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment was exercised. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 953,750 private placement units at a price of $10.00 per unit, or $9,537,500, that will also be worthless if we do not complete our initial business combination. Each private placement unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. These securities will also be worthless if we do not complete an initial business combination and our Sponsor and members of our board of directors acquired founder shares for approximately $0.003 per share and we offered units at a price of $10.00 per unit in the initial public offering; as a result, our Sponsor and members of our board of directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as December 14, 2024 nears, which is the deadline for our completion of an initial business combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance - Directors and Executive Officers.”

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance - Directors and Executive Officers,” “Directors, Executive Officers and Corporate Governance - Conflicts of Interest” and “Certain Relationships and Related Transactions, and Director Independence.”

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities including, without limitation, those described under “Directors, Executive Officers and Corporate Governance - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Risks Relating to our Securities

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the $11.30 per share held in the Trust Account as of December 31, 2023.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the $11.30 per share held in the Trust Account as of December 31, 2023.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity; or (iii) absent an initial business combination by December 14, 2024, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. In an effort to mitigate the risk of that resultwe may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such a change, we would likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. As indicated above, we completed our initial public offering on December 14, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time.

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

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, in our discretion(assuming that we are to amend our Amended and Restated Certificate of Incorporation to extend the amount of time we have to complete our initial business combination beyond the 18 months from the closing of our initial public offering currently available), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

In addition, as rules evolve, we may nonetheless be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. For so long as the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the risk that we may be considered an unregistered investment company and required to liquidate is greater than that of a special purpose acquisition company that has elected to liquidate such investments and to hold all funds in its Trust Account in cash (i.e., in one or more bank accounts). Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

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

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond December 14, 2024 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), we have determined that if the Company is unable to complete a business combination by December 14, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, including information systems, we and third parties may be subject to attacks on or security breaches in systems or infrastructure we utilize which could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. In the event of a cybersecurity incident impacting us, the management team expects to report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our IPO.

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

Holders

As of September 18, 2024, there were two holders of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants. The actual number of stockholders of our common stock is greater than the number of record holders and includes stockholders whose common stock are held in street name by brokers and other nominees.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Events

Proposed Business Combination

On April 19, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with the Sponsor, The Air Water Company, a Cayman Islands exempted company (“Holdings”), Project Hydro Merger Sub Inc., a Delaware corporation (“Merger Sub”), Air Water Ventures Ltd, a private company formed under the Laws of England and Wales (“AWV” or “Target”), and those shareholders of AWV party thereto (collectively, the “AWV Shareholders”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions would occur: (a) the split and subdivision of each AWV share into a number of AWV shares equal to the Exchange Ratio (as defined in the Business Combination Agreement) (the “Recapitalization”), (b) immediately following the Recapitalization, the acquisition by Holdings of all of the issued and outstanding share capital of AWV from the AWV Shareholders in exchange for the issuance of Holdings ordinary shares, pursuant to which AWV will become a direct wholly owned subsidiary of Holdings (the “Share Acquisition”), (c) immediately following the Share Acquisition, the merger of Merger Sub with and into Athena (the “Merger”), with Athena surviving the Merger and the security holders of Athena (other than the security holders of Athena electing to redeem their shares of Athena common stock or shares of Athena common stock held in treasury) becoming security holders of Holdings and (d) the other transactions contemplated by the Business Combination Agreement and the ancillary documents referred to therein (together with the Recapitalization, Merger and Share Acquisition, the “Transactions”).

In consideration for the Share Acquisition, each AWV Shareholder would receive one Holdings ordinary share for each ordinary share they hold in AWV immediately prior to the Share Acquisition. In consideration for the Merger, each Athena shareholder would receive one Holdings ordinary share for each share of common stock they hold in Athena immediately prior to the Merger. In accordance with the terms and subject to the conditions of the Business Combination Agreement, the consideration to be received by the AWV Shareholders in connection with the Share Acquisition shall be the issuance of an aggregate number of Holdings common shares equal to (a) $300,000,000 plus the net amount of certain equity investments in the Company after April 19, 2023 divided by (b) $10.00.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Athena, Holdings and AWV, pursuant to which the Sponsor agreed to, among other things, (a) waive its anti-dilution rights in the Charter with respect to the SPAC Class B common stock (together with the SPAC Class A common stock, the “Sponsor Securities”), (b) vote at any meeting of Athena shareholders to be called for approval of the Transactions all Sponsor Securities held of record or thereafter acquired in favor of the Shareholder Approval Matters (as defined in the Business Combination Agreement), (c) be bound by certain other covenants and agreements related to the Transactions and (d) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provided that the Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Transactions with respect to any Sponsor Securities they may hold.

Lock-Up Agreements

In connection with the closing, the AWV Shareholders and members of AWV’s management would each enter into an agreement (the “AWV Shareholder Lock-Up Agreement” and the “Management Lock-Up Agreement,” respectfully) providing that each AWV Shareholder would not, subject to certain exceptions, transfer seventy-five percent of its Restricted Securities (as defined in the AWV Shareholder Lock-Up Agreement) during the period commencing from the closing date until the earlier of (i) six months after the closing, (ii) the first trading day following the date on which the last reported sale price of the Holdings ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any consecutive 30-trading day period commencing 30 days following the closing or (iii) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction in which all of its stockholders have the right to exchange their shares of common stock for cash, securities or other property.

In connection with the closing, the Sponsor and certain individuals who are members of Athena’s board of directors and/or management team (such individuals, the “Insiders”) would enter into an agreement (the “Sponsor Lock-Up Agreement”) providing that the Sponsor and the Insiders will not, subject to certain exceptions, transfer (i) the Base Restricted Securities (as defined below) during the period commencing from the closing date until the date that is the earlier of (x) six months after the closing and (y) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property or (ii) the Special Restricted Securities (as defined below) during the period commencing from the closing date until the date that is the earliest of (w) 18 months after the closing, (x) with respect to fifty percent of the Special Restricted Securities, the first trading day following the date on which the last reported sale price of Holdings ordinary shares equals or exceeds $12.50 per share (as adjusted), (y) with respect to fifty percent of the Special Restricted Securities, the first trading day following the date on which the last reported sale price of Holdings ordinary shares equals or exceeds $15.00 per share (as adjusted) and (z) the date following the closing on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. For purposes of the Sponsor Lock-Up Agreement, (a) the “Special Restricted Securities” means a number of Holdings ordinary shares to be received by the Sponsor and the Insiders pursuant to the Business Combination Agreement equal to the aggregate number of Holdings ordinary shares that AWV and Athena provide to PIPE Investors as an incentive to enter into the applicable Subscription Agreement, not to exceed 3,552,500 Holdings ordinary shares, and (b) the “Base Restricted Securities” means a number of Holdings ordinary shares to be received by the Sponsor and the Insiders pursuant to the Business Combination Agreement equal to 6,660,938 minus the number of Special Restricted Securities.

New Registration Rights Agreement

The Business Combination Agreement contemplated that, at the closing, Holdings, certain AWV equity holders, the Sponsor and Athena will enter into a Registration Rights Agreement (the “New Registration Rights Agreement”), pursuant to which Holdings would agree to register for resale certain shares of Holdings ordinary shares and other equity securities of Holdings that are held by the parties thereto from time to time. Pursuant to the New Registration Rights Agreement, Holdings would agree to file a shelf registration statement registering the sale or resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) no later than 30 days after the closing date. Holdings also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement also provides that Holdings will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

Warrant Assumption Agreement

The Business Combination Agreement contemplated that, immediately prior to the merger effective time, Athena, Holdings and Continental Stock Transfer & Trust Company (the “Warrant Agent”) would enter into an Assignment, Assumption and Amendment Agreement, which would amend (i) that certain Amended and Restated Private Warrant Agreement, dated as of March 29, 2022, by and between Athena and the Warrant Agent (the “Existing Private Warrant Agreement”), and (ii) that certain Amended and Restated Public Warrant Agreement, dated as of March 29, 2022, by and between Athena and the Warrant Agent (the “Existing Public Warrant Agreement” and, together with the Existing Private Warrant Agreement, the “Existing Warrant Agreements”) pursuant to which (a) Athena would assign to Holdings, and Holdings will assume, all of Athena’s right, title and interest in and to the Existing Warrant Agreements and (b) each Athena warrant would be modified to no longer entitle the holder to purchase Athena shares of common stock and instead acquire an equal number of Holdings ordinary shares per Athena warrant.

First Amendment to Business Combination Agreement

On June 16, 2023, the Company and AWV entered into that certain First Amendment to the Business Combination Agreement (the “First BCA Amendment”). The First BCA Amendment amended the Business Combination Agreement to extend the SPAC Termination Notice Date (as defined in the Business Combination Agreement) from June 13, 2023 to July 21, 2023. Pursuant to the First BCA Amendment, the Company could terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) July 21, 2023 if, prior to such date, AWV and the Company had conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date.

Second Amendment to Business Combination Agreement

On July 20, 2023, the Company and AWV entered into that certain Second Amendment to the Business Combination Agreement (the “Second BCA Amendment”). The Second BCA Amendment amended the Business Combination Agreement to extend the SPAC Termination Notice Date from July 21, 2023 to August 21, 2023. Pursuant to the Second BCA Amendment, the Company could terminate the Business Combination Agreement by written notice to AWV on (or within three Business Days after) August 21, 2023 if, prior to such date, AWV and the Company had conducted good faith marketing efforts to potential PIPE investors regarding the PIPE investment, and following such marketing efforts the Company determined, in its reasonable discretion, that the parties do not have a reasonable likelihood of consummating a PIPE investment of at least $30,000,000 in the aggregate and otherwise on terms reasonably satisfactory to the Company prior to the Outside Date.

Third Amendment to Business Combination Agreement

On August 22, 2023, the Company and AWV entered into that certain Third Amendment to the Business Combination Agreement (the “Third BCA Amendment”). The Third BCA Amendment amended the Business Combination Agreement to extend the SPAC Termination Notice Date from August 21, 2023 to September 25, 2023. Pursuant to the Third BCA Amendment, the Company could terminate the Business Combination Agreement by written notice to AWV on (or within seven calendar days after) September 25, 2023 if, prior to such date, (i) the parties had not entered into one or more definitive written subscription agreements for a PIPE investment of at least $30,000,000 in the aggregate on terms reasonably satisfactory to the Company or (ii) the registration statement had not been filed with the SEC.

Fourth Amendment to Business Combination Agreement

On September 30, 2023, the Company and AWV entered into that certain Fourth Amendment to the Business Combination Agreement (the “Fourth BCA Amendment”). Pursuant to the Fourth BCA Amendment, the Company could terminate the Business Combination Agreement by written notice to AWV up until such date that the parties had entered into one or more definitive written subscription agreements for a PIPE investment of at least $30,000,000 in the aggregate on terms reasonably satisfactory to the Company.

Termination of Business Combination Agreement

On December 13, 2023, pursuant to the Business Combination Agreement, the Company, Sponsor, Holdings, Project Hydro Merger Sub Inc. and AWV entered into a Mutual Release Agreement (“Mutual Release Agreement”) to terminate the Business Combination Agreement (the “Mutual Release”). As a result of the Mutual Release Agreement, the Business Combination Agreement is of no further force and effect, with the exception of specified provisions set forth in the Mutual Release Agreement, including confidentiality obligations in connection with the Business Combination Agreement and related transactions, which survive the Mutual Release and remain in full force and effect in accordance with their respective terms. Additionally, each of the parties to the Business Combination Agreement has agreed on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement and the related transactions, including the Mutual Release, with the exception of claims related to specified provisions set forth in the Mutual Release Agreement. Concurrently with the Mutual Release, the Sponsor Support Agreement, automatically terminated. The Company intends to identify another target business with which to pursue an initial business combination.

Special Meetings of Stockholders

On June 13, 2023, the Company held a special meeting of its stockholders (the “First Extension Special Meeting”), at which the stockholders approved proposals to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to (i) extend the date by which the Company must consummate its initial business combination from June 14, 2023 to up to March 14, 2024 (the “First Extension Proposal”) by electing to extend the date to consummate an initial business combination on a monthly basis up to nine times by an additional one month each time after June 14, 2023 (the date which is 18 months from the closing date of the IPO) until March 14, 2024 (the date which is 27 months from the closing date of the IPO), or a total of up to nine months, provided that the Sponsor or its affiliates or permitted designees deposited into the Trust Account the lesser of (a) $60,000 and (b) $0.03 for each share of common stock issued and outstanding that had not been redeemed in accordance with the terms of the Charter and (ii) provide holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), the right to convert any and all of their Class B common stock into the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”). The stockholders approved the amendments at the First Extension Special Meeting and the Company filed amendments to the Charter to effectuate the accepted proposals on June 13, 2023 and June 20, 2023. At the First Extension Special Meeting, the Stockholders also approved a proposal to amend the Company’s Investment Management Trust Agreement, dated as of December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), allowing the Company to extend the date to consummate an initial business combination on a monthly basis as described in the First Extension Proposal. The Company entered into such amendment to the Trust Agreement on June 13, 2023. In connection with the First Extension Special Meeting, 23,176,961 shares of the Company’s Class A common stock were redeemed.

On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock of the Company as permitted by the Charter (the “Conversion”). The 8,881,250 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering.

On March 12, 2024, the Company held a special meeting of its stockholders (the “Second Extension Special Meeting”), at which the stockholders approved proposals to amend the Charter to (i) extend the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from March 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) to December 14, 2024 (the date which is 36 months from the closing date of the IPO) provided that the Sponsor or its affiliates or permitted designees deposit into the Trust Account the lesser of (a) $40,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that has not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred and (ii) eliminate the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial business combination. The Company filed an amendment to the Charter to reflect the accepted proposals on March 12, 2024. In connection with the special meeting held on March 12, 2024, 910,258 shares of the Company’s Class A common stock were redeemed.

Trust Deposits (See above “Special Meeting of Stockholders” and Note 1)

On March 13, 2024 the Company deposited $25,755.62 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 14, 2024 to April 14, 2024.

On April 16, 2024 the Company deposited $ 25,755.62 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 14, 2024 to May 14, 2024.

On May 14, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from May 14, 2024 to June 14, 2024.

On June 14, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from June 14, 2024 to July 14, 2024.

On July 10, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 14, 2024 to August 14, 2024.

On August 8, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from August 14, 2024 to September 14, 2024.

On September 12, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from September 14, 2024 to October 14, 2024.

NYSE American

On July 17, 2023, our Board of Directors authorized the transfer of the listing of our Class A common stock, par value $0.0001 per share, redeemable warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, and units, each consisting of one share of Class A common stock and one-half of one Warrant, from the New York Stock Exchange (the “NYSE”) to the NYSE American. The listing and trading of the Listed Securities on the NYSE ended at market close on July 20, 2023, and the trading of the Listed Securities on the NYSE American commenced at market open on July 21, 2023.

The Class A common stock, Warrants and Units each continues to be traded on the NYSE American under the ticker symbols ATEK, ATEK WS and ATEK.U, respectively. On April 17, 2024, the Company received an official notice of noncompliance (the “NYSE American Notice”) from NYSE Regulation stating that we the Company is not in compliance with NYSE American continued listing standards (the “Filing Delinquency Notification”) under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the “Company Guide”) due to the failure to timely file this Annual Report on Form 10-K (the “Delinquent Report”) by the filing due date of April 16, 2024 (the “Filing Delinquency”.)

The Company believes that upon the filing of this Annual Report on Form 10-K the Company will have cured the Filing Delinquency, however there can be no assurance that the Company will continue to comply with the NYSE American continued listing requirements. If the Company fails to satisfy the continued listing requirements of the NYSE American, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, NYSE American may take steps to de-list our common stock. In determining whether to afford a company a cure period prior to commencing suspension or delisting procedures, the NYSE American does analyze all relevant facts including any past history of late filings. Any de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. There can be no assurance given that we will be able to continue to satisfy our continued listing requirements and maintain the listing of our common stock on the NYSE American going forward.

Use of Restricted Funds

Through April 2023, the Company withdrew $356,693 of interest and dividend income earned in the Trust Account for payment of the Company’s 2021 and 2022 franchise tax liabilities. The Company settled the 2021 and 2022 franchise tax liabilities of $356,693 in April 2023.

On June 21, 2023, the Company withdrew from the Trust Account an aggregate amount of $2.4 million to be used for tax purposes. It was determined as of June 30, 2023 that the withdrawal amount was approximately $328,000 in excess of the amount necessary for tax purposes. As a result, the overdrawn amount of $328,000 was allocated back to the contingently redeemable Class A common stock subject to possible redemption and distributed back to the Trust Account on August 17, 2023. After the overdrawn amount was returned to the Trust Account, approximately $2.1 million of restricted funds remained in the Company’s operating account for future payment of franchise and income taxes (the “Restricted Funds”).

During the quarter ending December 31, 2023, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $240,528. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. Following the close of the fiscal year ended December 31, 2023, on April 10, 2024, the misallocated $240,528 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor (see Note 11).

As of December 31, 2023, none of the Restricted Funds had been remitted to satisfy franchise and income tax liabilities, but on April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022 (see Note 11). On May 16, 2024, the Company paid $820,571 of 2023 income tax liabilities (see Note 11). On July 22, 2024, the Company paid $79,849 of 2023 Delaware franchise tax liabilities (see Note 11).

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through December 31, 2023 were organizational activities and those necessary to prepare for our initial public offering, described below, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2023, we had a net income of $1,339,504, which consisted of interest income on investment held in the Trust Account of $6,009,585, offset by operating expenses of $3,528,434, finance cost of $179,819 and income tax expenses of $820,571.

For the year ended December 31, 2022, we had a net income of $1,453,867, which primarily consists of by interest earned on investments held in the Trust Account of $3,696,796, offset by general and administrative of $1,309,001, franchise tax expense of $200,000 and provision for income taxes of $733,928.

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

Offering costs for our initial public offering amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. The $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a business combination by December 14, 2024, subject to the terms of the underwriting agreement.

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

As of December 31, 2023, the accumulated interest income earned on investments held in Trust Account amounted to $9,707,058 and total amounts withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,422,114 (net of $327,875 cash deposited to Trust Account to refund over withdrawal). In connection with the First Extension Special Meeting held on June 13, 2023, 23,176,961 shares of the Company’s Class A common stock were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting held on March 12, 2024, 910,258 shares of the Company’s Class A common stock were redeemed. On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled.

During the quarter ending December 31, 2023, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $240,528. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. Following the close of the fiscal year ended December 31, 2023, on April 10, 2024, the misallocated $240,528 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor (see Note 11).

As of December 31, 2023, none of the Restricted Funds had been remitted to satisfy franchise and income tax liabilities, but on April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022 (see Note 11). On May 16, 2024, the Company paid $820,571 of 2023 income tax liabilities (see Note 11). On July 22, 2024, the Company paid $79,849 of 2023 Delaware franchise tax liabilities (see Note 11).

For the year ended December 31, 2023, $896,106 of cash was used in operating activities, net cash provided by investing activities was $241,607,033 and net cash used in financing activities was $239,304,919.

For the year ended December 31, 2022, cash used in operating activities was $1,107,579 and no cash flows from investing and financing activities.

At December 31, 2023, we had investments held in the Trust Account of $24,387,525. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding after the completion of the initial public offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

However, as the Trust Account balance may not be sufficient after the payment of our annual taxes, the Company will likely need to raise additional funds prior to the closing of a Business Combination to satisfy further tax liabilities, operational costs and closing costs. In the event that a Business Combination does not close, any loan made to the Company for the purpose of paying overdue tax obligations would be repaid only out of funds held outside the Trust Account. As of the date of this Annual Report on form 10-K, the Company has not obtained any commitments to provide additional funds and the Company’s board of directors has not approved any method of funding the Company’s further tax and cost obligations.

At December 31, 2023, we had operating cash of $0, restricted cash and cash equivalents to pay tax obligations of $1,824,893 and working capital deficit of $5,625,494. As of December 31, 2023, approximately $1,767,331 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

As of December 31, 2023, the Sponsor has deposited an aggregate of $300,000 into the Trust Account to cover five of the nine potential monthly extensions of the deadline by which the Company must consummate its initial business pursuant to the Charter and the amended Trust Agreement. In November and December 2023, the Company advanced an aggregate amount of $120,000 from its operating account into the trust account on Sponsor’s behalf to extend the time the Company has to complete an initial business combination to January 14, 2024. These advances were recorded as Due from Sponsor in the balance sheets.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. As of December 31, 2023 and 2022, there were $360,060 and $0, respectively, Working Capital Loans outstanding (Note 6).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by December 14, 2024, the Current Outside Date, or by the Extension date if approved by the stockholders at a special meeting. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On May 17, 2023, Citigroup Global Markets Inc., as representative of the underwriters (“Citigroup”), agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with AWV, as further described above (see Note 7). The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with AWV, thus, as of December 31, 2023, the full amount of $8,956,250 remains outstanding.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 4 to the financial statements) and Private Placement Warrants (see Note 5 to the financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At December 31, 2023 and 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended December 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own shares of common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 8 to the financial statements, the Company determined that upon review of the warrant agreements, the public warrants and private placement warrants issued pursuant to the warrant agreements qualify for equity accounting treatment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-25 comprising a portion of this Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain an effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Material Weakness

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our financial statements that could not be prevented or detected on a timely basis.

The following deficiencies resulted in the Company’s inability to timely file this Form 10-K, and resulted in a material weakness in our internal control over financial reporting:

During the quarter ending December 31, 2023, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $240,528. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. Following the close of the fiscal year ended December 31, 2023, on April 10, 2024, the misallocated $240,528 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor (see Note 11).

As of December 31, 2023, none of the Restricted Funds had been remitted to satisfy franchise and income tax liabilities, but on April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022 (see Note 11). On May 16, 2024, the Company paid $820,571 of 2023 income tax liabilities (see Note 11). On July 22, 2024, the Company paid $79,849 of 2023 Delaware franchise tax liabilities (see Note 11).

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2023, the Audit Committee of the Board of Directors, in consultation with management, determined that the Company should restate its previously issued unaudited condensed financial statements contained in its Quarterly Report on Form 10-Q for the three monthsended September 30, 2023. During 2023, the Company withdrew funds from the Trust Account, which was restricted for payment of tax liabilities, and determined that approximately $1.5 million of the funds withdrawn from the Trust Account were incorrectly recorded as a component of Investments held in Trust Account when such funds should have been recorded and presented as a component of restricted cash as of September 30, 2023. This resulted in a restatement of restricted cash and investments held in Trust Account. In connection with the change in presentation for restricted cash and Trust Account, the Company also restated the cash flow statement to properly present the amount of cash withdrawn from the Trust Account to pay franchise and income taxes. See Note 2 for additional information.

Remediation Efforts to Address the Identified Material Weakness

To address the material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. In particular, management’s plans include enhanced controls and improved internal communications within the Company and its financial reporting advisors related to the identification of any new contractual arrangements, as well as controls to ensure the Company has oversight of the cash availability for operating needs, including more clearly designating in the Company’s internal books and records the cash that is restricted in its use and the implementation of an additional layer of review of payments for operating expenses to ensure that restricted cash is not used for payment of general operating expenses, and conducting remedial training for management, relevant staff and service providers to reiterate and reinforce the terms of the Trust Agreement. Management’s remediation plan also includes the addition of a control requiring the Company’s audit committee to approve any withdrawals from the Trust Account and requiring the placement of such withdrawn funds in a restricted account for the payment of taxes. To address the material weakness identified in connection with the Company’s financial statements for the year ended December 31, 2023, management has added a control requiring enhanced documentation of discussions between management, the Company’s advisors and the Company’s audit committee regarding the proper usage of the cash withdrawn from the Trust Account .

As of December 31, 2023, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address Identified Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Isabelle Freidheim	43	Chief Executive Officer and Chairperson of the Board of Directors
Jennifer Calabrese	53	Chief Financial Officer
Kirthiga Reddy	52	President and Director
Judith Rodin	78	Director
Sharon Brown-Hruska	64	Director
Trier Bryant	39	Director

Isabelle Freidheim has served as our Chief Executive Officer since August 2021 and as Chairperson of the Board of Directors since November 2021. Isabelle is the founder and Chair of Athena Technology Acquisition Corp. (NYSE: ATHN). She is the founder and managing partner of Athena Capital, an investment management firm. She is also the founder of Athena Consumer Acquisition Corp. (NYSE: ACAQ) and served as its Chairperson of the Board of Directors from June 2021 to October 2023. She is a venture capitalist and entrepreneur; she is the co-founder of Magnifi, a fintech company, and was a co-founder and managing partner of Castle VC (formerly Starwood VC), a venture investment firm, and a venture partner at MissionOG, a venture capital firm. She currently serves on the board of directors of Next.e.GO N.V. (NASDAQ: EGOX) and served on the board of directors of The Growth For Good Acquisition Corporation (Nasdaq: GFGDU).

Ms. Freidheim co-founded Magnifi, an artificial intelligence and machine learning fintech company which was acquired by The Tifin Group in December 2020. In addition to co-founding the company, Ms. Freidheim acted as the Chief Executive Officer of Magnifi, in 2018 and 2019 before its acquisition.

Ms. Freidheim was a venture partner at MissionOG, a venture capital firm, from 2015 to 2016, where she sourced investments in high-growth technology companies. MissionOG funds technology businesses with a focus on B2B companies and partners with portfolio companies to provide deep market expertise and hands-on operational support and execution capabilities.

Ms. Freidheim was a co-founder and managing partner of Castle VC (formerly Starwood VC), making investments in technology companies across stages with a current focus on late-stage investments in the sectors of financial technologies, data analytics, artificial intelligence, machine learning and SaaS. Ms. Freidheim has led investments in late-stage, pre-IPO growth companies. She is engaged in all aspects of the deal process. Ms. Freidheim was also a co-founder of the London Fund, a fund that invests in IP-rich high-growth companies with a particular focus on emerging technologies.

Ms. Freidheim started her career in investment banking at Lehman Brothers and then joined one of Invesco’s private equity funds to invest in European assets. She holds a B.A. in Economics from Columbia University and an M.B.A. from Columbia Business School. Ms. Freidheim is well qualified to serve on the Company’s Board because of her perspective and experience as founder, Chairperson of the Board and Chief Executive Officer of Athena, as well as her extensive venture capital background, in depth experience in founding various companies and service as a director on other boards.

Jennifer Calabrese has served as our Chief Financial Officer since July 2024. Ms. Calabrese served as the Company’s outside consultant providing accounting and financial reporting services to the Company since September 2022. Ms. Calabrese is the founder and Chief Executive Officer of Calabrese Consulting, LLC (“CCL”). Founded in 2012, CCL is a woman-owned, full-service accounting and advisory firm with over 40 employees, serving more than 350 clients around the world. Ms. Calabrese is a Certified Public Accountant, a Chartered Global Management Accountant, and a member of both The American Institute of Certified Public Accountants and The New York State Society of Certified Public Accountants. Since December 2023, Ms. Calabrese has served as a director on the board of Marpai, Inc. (Nasdaq: MRAI). She graduated from Hofstra University with a B.B.A. in Accounting and a B.A. in Psychology and earned her Master of Science in Accountancy from SUNY Polytechnic.

Kirthiga Reddy has served as our President since August 2021 and as a Director since November 2021. Kirthiga Reddy brings over twenty years of experience leading technology-driven transformations. Ms. Reddy is also the co-founder and CEO of Virtualness, a mobile-first platform designed to help creators and brands navigate the complex world of blockchain and web3. From December 2018 to October 2021, Ms. Reddy served as the Investment Partner at SoftBank Investment Advisers, a private equity firm headquartered in London (SBIA), and served on the Investment Committee for the SoftBank Vision Fund Emerge program, a global accelerator for companies led by underrepresented founders. Ms. Reddy is also a co-founder and since October 2018 has served as Investment Council of F7 Ventures, a female-led seed investment fund focused on enabling human operations and the investment themes of connected communities, future of work, and physical and mental health. From July 2010 to March 2018, Ms. Reddy held various executive roles at Facebook, Inc. (Nasdaq: FB). At Facebook, Ms. Reddy first served as he Managing Director for India and South Asia, and subsequently focused on emerging and high- growth markets including Mexico, Brazil, Indonesia, South Africa and the Middle East. Additionally, Ms. Reddy has served as a member of the board of directors of several companies, including Collective Health, Inc. (2019 – 2021), WeWork Inc. (2020 – 2023), Fungible, Inc. (2021 – 2022), and Pear Therapeutics, Inc. (2021 – 2022). Ms. Reddy has also served on the Investment Advisory Council for Neythri Futures Fund, a South Asian female-led stage-agnostic tech fund since March 2021. Ms. Reddy holds an MBA from Stanford University, where she graduated with the highest honors as an Arjay Miller Scholar, an M.S. in Computer Engineering from Syracuse University and a B.E. in Computer Science from Marathwada University, India. She served on Stanford Business School Management Board from September 2014 to April 2019, including serving as Chair from September 2018 to April 2019. She has been recognized as Fortune India’s “Most Powerful Women” and as Fast Company’s “Most Creative People in Business” among other recognitions. Ms. Reddy is well qualified to serve on the Company’s Board because of her private equity background, various executive roles at Facebook, in depth experience in founding various companies and service as a director on other boards.

Judith Rodin, PhD has served as one of our directors since August 2021. Dr. Rodin served as the President of The Rockefeller Foundation, which supports efforts to combat global social, economic, health and environmental challenges, from March 2005 to January 2017. From 1994 to 2004, Dr. Rodin served as the President of the University of Pennsylvania, as well as a professor of psychology and of medicine and psychiatry at the University of Pennsylvania. Before that, Dr. Rodin chaired the Department of Psychology at Yale University, and also served as the dean of the Graduate School of Arts and Sciences and provost, and served as a faculty member at the university for 22 years. Since 2021, Dr. Rodin serves as a director of Athena Technology Acquisition Corp. (NYSE: ATHN), one of the first all women SPACs. Dr. Rodin has served as the chair of the board of Prodigy Services Limited, a fintech platform, since 2019, and a member of the board and a member of the nominating and governance committee of Laureate Education, a higher education institution, since 2013. From 2002 to 2018, Dr. Rodin served as a member of the board of directors and a member of the audit and compensation committees of Comcast Corporation (Nasdaq: CMCSA). From 1997 to 2013, Dr. Rodin served as a member of the board of directors and a member of the audit committee of American Airlines Group (formerly known as AMR Corporation) (Nasdaq: AAL). From 2004 to 2017, Dr. Rodin served as a member of the board of directors and a member of both the nominating and governance and the compensation committees of Citigroup Inc. Dr. Rodin earned a B.A. in Psychology from the University of Pennsylvania and a Ph.D. in Psychology from Columbia University. Dr. Rodin is well-qualified to serve on our Board due to her extensive experience in higher education and philanthropy.

Sharon Brown-Hruska, PhD has served as one of our directors since December 2021. Dr. Hruska is a Principal of Hruska Economics, LLC since October 2021, where she works with non-profit entities, associations, corporate clients, and government to facilitate practical and market-based solutions to our toughest social and economic challenges. She also serves as an independent director and the chair of the Regulatory Oversight Committee of FMX Futures Exchange, L.P. since December 2021. She is on the Management Board of PRIME Finance Foundation since October 2021, and previously served on the Board of the PRIME Finance Dispute Resolution and Education Foundation from November 2017 to January 2019. She is on the Advisory Board of ten12, a crowd-sourced database of institutional investor consensus prices for 300k+ securities which aims to improve valuation practices and policies of mutual funds, pension funds, insurance cos., among others. As a financial economist and former regulator, Dr. Hruska has over three decades of experience in public policy, leadership and administration, including as Chief Economist of the U.S. Department of State from January 2019 to January 2021, and as Commissioner from July 2002 to July 2006 of the U.S. Commodity Futures Trading Commission. While at the CFTC, she served as Acting Chair from 2005 to 2006, Chair and sponsor of the Technology Advisory Committee, and Chair of the website development committee for the Financial Literacy and Education Commission. In addition to her public service, she is an affiliated consultant of National Economic Research Associates, where she was Managing Director and Partner in the Global Securities and Finance Practice, from July 2006 to January 2019. She served as a Public Director on the Electronic Liquidity Exchange from May 2009 to September 2016, and as a Trustee on the International Securities Exchange Trust from December 2007 to June 2016. She served as a Public Director on the public company board of MarketAxess Holdings, and on the Corporate Governance Committee, from April 2010 until June 2013. She was also a Professor at Tulane University A.B. Freeman School of Business from July 2012 until June 2016. She has testified before Congress and spoken widely to various audiences, and her thought leadership has been published in Barrons, Financial Times, Forbes, the Encyclopedia of Business Ethics and Society, and various peer-reviewed journals and books. She received a PhD in 1994 and an MA in 1988 in economics, and a BA in 1983 in economics and international studies from Virginia Tech. Dr. Hruska is well qualified to serve on the Company’s Board because of her financial expertise and leadership experience in business and government.

Trier Bryant is the founder of TrierBryant.com, a consulting firm that advises organizations on strategies and tactics to improve their workplace culture. Ms. Bryant is also the co-founder of Just Work LLC, a professional services firm, and Pathfinder 1963 LLC, a diversity, equity and inclusion (“DEI”) and human resources (“HR”) consulting firm, which she founded in February 2019. Previously, Ms. Bryant was General Partner and President of 82VS, the venture creation arm of Alloy Therapeutics, where she supported cutting-edge innovators launching companies to bring drug discoveries to market. From March 2020 to January 2021, Ms. Bryant was the first Chief People Officer (CPO) at Astra, an aerospace company building low orbital rockets. From April 2019 to March 2020, she was also the VP of People and Workplace Experience at SigFig, a global FinTech company. From February 2016 to May 2018, Ms. Bryant was the Global Head of Revenue, G&A (Corporate Functions), University, and Diversity Recruiting at Twitter. Before Twitter, Ms. Bryant spent three years (2013-2016) as the VP of Global Diversity Talent Acquisition at Goldman Sachs. Additionally, from 2013 to 2014, Ms. Bryant served as the Chief of Staff to the Global Head of Talent Acquisition at Goldman Sachs. Ms. Bryant serves as a Board Member for Athena SPACs and Campaign Zero, a non-profit committed to ending police violence in America. Ms. Bryant built her professional foundation as an officer in the United States Air Force across seven years of active duty service (2006-2013). Prior to leaving the military, Ms. Bryant was by-name-requested by the Pentagon to return to the Air Force Academy to spearhead DEI and talent development initiatives for the Air Force Academy, Air Force, and the Department of Defense (DoD). Ms. Bryant earned a B.S. in Systems Engineering with a minor in Spanish and Leadership from the United States Air Force Academy. Ms. Bryant is well qualified to serve on the Company’s Board because of her in-depth experience in human resources and DEI at several different companies.

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of five members: Isabelle Freidheim, Kirthiga Reddy, Judith Rodin, Sharon Brown-Hruska and Trier Bryant. As set forth in our Amended and Restated Certificate of Incorporation, as amended and corrected (our “Charter”), the Board is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election (except for those directors appointed prior to our first annual meeting of stockholders). The current class structure is as follows: Class I, whose current term will expire at the Annual Meeting and, if elected at the Annual Meeting, whose subsequent term will expire at the 2026 Annual Meeting of Stockholders; Class II, whose term will expire at the 2024 Annual Meeting of Stockholders; and Class III, whose term will expire at the 2025 Annual Meeting of Stockholders. The current Class I Director is Trier Bryant; the current Class II Directors are Judith Rodin and Sharon Brown-Hruska; and the current Class III Directors are Isabelle Freidheim and Kirthiga Reddy.

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

Audit Committee

We have established an audit committee of the board of directors. Sharon Brown-Hruska and Trier Bryant serve as members of our audit committee, and Sharon Brown-Hruska chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent and the audit committee must have at least three members. Each of Sharon Brown-Hruska and Trier Bryant meet the independent director standard under the NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of the board of directors. Judith Rodin and Sharon Brown-Hruska serve as members of our compensation committee. Judith Rodin chairs the compensation committee.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Judith Rodin and Trier Bryant. Judith Rodin serves as chairperson of the nominating and corporate governance committee.

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

Code of Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics in the “Governance” section of our website located at www.athenaspac.com. In addition, we intend to post on our website all disclosures that are required by law or the NYSE rules concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

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

Limitation on Liability and Indemnification of Officers and Directors

Our Charter provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Amended and Restated Certificate of Incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

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

Item 11. Executive Compensation.

None of our directors has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of September 18, 2024 by:

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

Unless otherwise indicated, the beneficial ownership of our shares of common stock is based on 11,122,781shares of Class A common stock issued and outstanding as of September 18, 2024, consisting of 11,122,781 shares of Class A common stock issued and outstanding and 0 shares of Class B common stock issued and outstanding. In June 2023, 23,176,961 shares of Class A common stock were redeemed (the “Class A Share Redemption”) and 8,881,250 shares of Class B common stock, representing founder shares and private placement shares, were converted into shares of Class A common stock on a one-for-one basis (the “Class B Share Conversion”) at the election of Athena Technology Sponsor II LLC, our Sponsor.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock
Directors and Executive Officers
Isabelle Freidheim(2)	9,835,000	88.4%
Anna Apostolova(3)	-	-
Jennifer Calabrese	-	-
Kirthiga Reddy	-	-
Judith Rodin	-	-
Sharon Brown-Hruska	-	-
Trier Bryant	-	-
All executive officers and directors as a group (seven individuals)	9,835,000	88.4%
Five Percent Holders
Athena Technology Sponsor II LLC(2)	9,835,000	88.4%
Antara Capital LP(4)	1,600,000	14.4%
AQR Capital Management, LLC(5)	883,578	7.9%

(1)	Unless otherwise noted, the business address of each of the following is 442 5th Avenue, New York, NY 10018.

(2)

Represents shares held by our Sponsor. Isabelle Freidheim is the sole managing member of our Sponsor. Ms. Freidheim has sole voting and investment discretion and sole dispositive power with respect to the common stock held of record by our Sponsor. Ms. Freidheim disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly. As previously disclosed in the Company’s Form 10-Q that was filed on November 20, 2023 for the quarter ended September 30, 2023, the Company issued two promissory notes to the Sponsor for an aggregate amount of $300,000 (the “Notes”) to pay certain working capital and proxy extension expenses. In connection with the funding of the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor pursuant to which, upon the closing of the initial business combination, the Sponsor will transfer up to 300,000 shares of Class A common stock to such third-party investor.

(3)	Ms. Apostolova previously served as our Chief Financial Officer until her resignation, effective July 24, 2024.

(4)	According to a Schedule 13G filed with the SEC on March 3, 2022, Antara Capital LP, holds shared voting and shared dispositive power with respect to 1,600,000 shares of the Company’s common stock. The address of the business office of such reporting person is 55 Hudson Yards, 47th Floor, Suite C, New York, New York 10001.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2023, AQR Capital Management, LLC, holds shared voting and shared dispositive power with respect to 883,578 shares of the Company’s common stock. The address of the business office of such reporting person is Two Greenwich Plaza, Greenwich, Connecticut 06830.

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

IPO Note

On August 31, 2021, we issued a promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Note was non-interest bearing and payable on the earlier of January 31, 2022, or the completion of the initial public offering. The Company borrowed $104,402 under the Note, all of which was repaid prior to December 31, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The warrants would be identical to the private placement warrants. As of December 31, 2023, the below promissory notes were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial business combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of December 31, 2023, the total outstanding balance of the Notes is $300,000, with a discount allocation of $59,940, or a net amount of $240,060.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of December 31, 2023, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

In November and December 2023, the Company advanced an aggregate amount of $120,000 from its operating account into the trust account on Sponsor’s behalf to extend the time the Company has to complete an initial business combination to January 14, 2024. These advances fall under the Working Capital Loan borrowings. Total borrowings under the Working Capital Loans structure as of December 31, 2023 was $360,060, which is comprised of $240,060 Extension Note balance and $120,000 working capital loan borrowings. There were no working capital loans outstanding as of December 31, 2022.

On April 10, 2024, the Company issued an unsecured promissory note to Isabelle Freidheim, the Company’s Chief Executive Officer, with a principal amount equal to $600,000. The note accrues interest on the unpaid principal amount at a rate equal to six percent (6.0%) per annum, computed as a simple interest on the basis of a year of 365 days. The note is due on the earlier of (i) April 10, 2024, or (ii) the Company’s initial business combination. The Company received the full principal amount of $600,000 on April 10, 2024.

On April 10, 2024, the Company issued an unsecured promissory note to Kirthiga Reddy, the Company’s President and Director, with a principal amount equal to $200,000. The note accrues interest on the unpaid principal amount at a rate equal to six percent (6.0%) per annum, computed as a simple interest on the basis of a year of 365 days. The note is due on the earlier of (i) April 10, 2024, or (ii) the Company’s initial business combination. The Company received the full principal amount of $200,000 on April 10, 2024.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on December 9, 2021 through the earlier of the consummation of a business combination and our liquidation, we agreed to pay the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative services.

For the year ended December 31, 2023, $120,000 has been paid under this agreement. For the year ended December 31, 2022, $130,000 has been paid under this agreement (which included $10,000 towards December 2021).

Sponsor Support Agreement

In connection with the execution of the business combination agreement in April 2023, Athena Technology Sponsor II, LLC (the “Sponsor”) entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Athena, The Air Water Company, a Cayman Islands exempted company (“Holdings”) and Air Water Ventures Ltd, a private company formed under the Laws of England and Wales (“AWV”), pursuant to which the Sponsor has agreed to, among other things, (a) waive its anti-dilution rights in the Charter with respect to the Class B common stock (together with the Class A common stock, the “Sponsor Securities”), (b) vote at any meeting of Athena shareholders to be called for approval of the Transactions (as defined in the business combination agreement) all Sponsor Securities held of record or thereafter acquired in favor of the Shareholder Approval Matters (as defined in the business combination agreement), (c) be bound by certain other covenants and agreements related to the Transactions and (d) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that the Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Transactions with respect to any Sponsor Securities they may hold.

Sponsor Extension Deposits

As of the date of this Annual Report on Form 10-K, the Sponsor has deposited an aggregate of $300,000 into the Trust Account in order to extend the deadline by which the Company must consummate its initial business pursuant to the Charter and the amended Trust Agreement. In addition, the Company advanced a total of $120,000 into the Trust Account on behalf of the Sponsor, in order to extend the deadline by which the Company must consummate its initial business.

Calabrese Consulting, LLC

As of the date of this Annual Report on Form 10-K, the Company’s Chief Financial Officer was Ms. Jennifer Calabrese. Ms. Calabrese is the founder and Chief Executive Officer of Calabrese Consulting, LLC, a financial consulting firm which has provided accounting and financial reporting services to the Company since September 2022. To date, Calabrese Consulting, LLC has provided services to the Company totaling $72,404.45.

Statement of Policy Regarding Transactions with Related Persons

The Company has adopted a formal written policy providing that the Company’s executive officers, directors, director nominees, record or beneficial owners of more than 5% of any class of the Company’s voting securities, and any member of the immediate family of any of the foregoing persons, are not permitted to enter into a related party transaction with the Company without the approval of the Company’s audit committee, subject to certain exceptions.

Director Independence

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning her background, employment and affiliations, including family relationships, we have determined that each of Judith Rodin, Sharon Brown-Hruska and Trier Bryant, representing a majority of our directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023 and 2022, totaled $108,680 and $85,100, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2023 and 2022, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2023 and 2022, Withum billed an aggregate fees of $9,880 and $0, respectively.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2023 and 2022, we did not pay Withum any other fees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

Our consolidated financial statements are included in this Annual Report beginning on page F-1.

(b)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or because the information required is already included in the consolidated financial statements or the notes thereto.

(c)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Company’s Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on January 20, 2022).

3.1(b)	Certificate of Correction to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Company’s Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on January 20, 2022).

3.1(c)

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 14, 2023).

3.1(d)

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 20, 2023).

3.1(e)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 18, 2024).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

4.4	Amended and Restated Public Warrant Agreement, dated March 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 30, 2022).

4.5	Amended and Restated Private Warrant Agreement, dated March 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 30, 2022).

4.6

Description of Securities. (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 30, 2022)

10.1(a)	Letter Agreement among the Company, its officers, its directors and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2021).

10.1(b)	Joinder Agreement, dated December 8, 2022, by and between the Company and Trier Bryant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2022).

10.2	Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2021).

10.3	Registration Rights Agreement, dated December 9, 2021, by and among the Company and Athena Technology Sponsor II LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2021).

10.4	Private Placement Units Purchase Agreement by and between the Company and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2021).

10.5	Administrative Service Agreement by and between the Company and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

10.7	Promissory Note, dated August 31, 2021, issued to Athena Technology Sponsor II LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

10.8	Securities Subscription Agreement by and between the Company and Athena Technology Sponsor II LLC, dated August 31, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

10.9	Business Combination Agreement, dated as of April 19, 2023, by and among Athena Technology Acquisition Corp. II, Athena Technology Sponsor II, LLC, The Air Water Company, Project Hydro Merger Sub Inc., Air Water Ventures Ltd, and the Company Shareholders (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 20, 2023).

10.10

Sponsor Support Agreement, dated as of April 19, 2023, by and among Athena Technology Sponsor II, LLC, Athena Technology Acquisition Corp. II, Air Water Ventures Ltd, and The Air Water Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 20, 2023).

10.11

Amendment No. 1 Investment Management Trust Agreement, dated as of June 13, 2023, by and among Athena Technology Acquisition Corp. II and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 14, 2023).

10.12

First Amendment to Business Combination Agreement, dated as of June 16, 2023, by and among Athena Technology Acquisition Corp. II and Air Water Ventures Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 20, 2023).

10.13

Second Amendment to Business Combination Agreement, dated as of July 20, 2023, by and among Athena Technology Acquisition Corp. II and Air Water Ventures Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on July 21, 2023).

10.14

Third Amendment to Business Combination Agreement, dated as of August 22, 2023, by and among Athena Technology Acquisition Corp. II and Air Water Ventures Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on August 25, 2023).

10.15

Fourth Amendment to Business Combination Agreement, dated as of September 30, 2023, by and among Athena Technology Acquisition Corp. II and Air Water Ventures Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on October 5, 2023).

10.16	Mutual Release Agreement, dated as of December 13, 2023, by and among Athena Technology Acquisition Corp. II, Athena Technology Sponsor II, LLC, the Air Water Company, Project Hydro Merger Sub, Inc., and Air Water Ventures Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 14, 2023).

10.17*	Promissory Note, dated as of July 26, 2024, by and among Athena Technology Acquisition Corp. II and Athena Technology Sponsor II, LLC, exhibit herewith.

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

24	Power of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2024	ATHENA TECHNOLOGY ACQUISITION CORP. II

	By:	/s/ Isabelle Freidheim
		Name:	Isabelle Freidheim
		Title:	Chief Executive Officer and Chairperson of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Isabelle Freidheim and Jennifer Calabrese, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Isabelle Freidheim	Chief Executive Officer and Chairperson of the Board of Directors	September 26, 2024
Isabelle Freidheim	(Principal Executive Officer)

/s/ Jennifer Calabrese	Chief Financial Officer	September 26, 2024
Jennifer Calabrese	(Principal Financial and Accounting Officer)

/s/ Kirthiga Reddy	President and Director	September 26, 2024
Kirthiga Reddy

/s/ Judith Rodin	Director	September 26, 2024
Judith Rodin

/s/ Sharon Brown-Hruska	Director	September 26, 2024
Sharon Brown-Hruska

/s/ Trier Bryant	Director	September 26, 2024
Trier Bryant

ATHENA TECHNOLOGY ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Athena Technology Acquisition Corp. II:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Athena Technology Acquisition Corp. II (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter - Franchise and Income Tax Withdrawals from Trust Account

As discussed in Note 1 to the financial statements, the Company withdrew $2.1 million of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. Through December 31, 2023, the Company did not use such funds to pay its tax obligations and instead deposited the funds in the Company’s unrestricted general account and they were used for the payment of general operating expenses. In consultation with counsel and the Company’s Audit Committee, management determined that this use of funds was not in accordance with the Trust Agreement.

Emphasis of a Matter - Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the financial statements, the unaudited interim financial statements as of and for the three and nine months ended September 30, 2023 have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 14, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

September 26, 2024

PCAOB Number 100

ATHENA TECHNOLOGY ACQUISITION CORP. II

BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash	$—	$418,885
Cash and cash equivalents – restricted	1,824,893	—
Due from Sponsor	120,000	—
Prepaid expenses and other assets	—	287,447
Total current assets	1,944,893	706,332
Cash and investments held in Trust Account	24,387,525	259,984,974
TOTAL ASSETS	$26,332,418	$260,691,306

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,118,380	$519,354
Note Payable - related party, net of discount	360,060	—
Due to related party	80,020	—
Excise tax payable	2,396,049	—
Franchise tax payable	75,086	267,995
Income tax payable	1,540,792	720,221
Total current liabilities	7,570,387	1,507,570
Deferred underwriting fee payable	8,956,250	8,956,250
TOTAL LIABILITIES	16,526,637	10,463,820

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 2,198,039 and 25,375,000 shares at redemption value of $11.30 and $10.21 per share, at December 31, 2023 and 2022, respectively	24,837,068	258,996,758
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 and 953,750 shares issued and outstanding (excluding 2,198,039 and 25,375,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	983	95
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 0 and 8,881,250 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	888
Additional paid-in capital	239,759	—
Accumulated deficit	(15,272,029)	(8,770,255)

TOTAL STOCKHOLDERS’ DEFICIT	(15,031,287)	(8,769,272)

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$26,332,418	$260,691,306

The accompanying notes are an integral part of these financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$3,528,434	$1,308,864
Franchise tax	141,257	200,000
Total operating expenses	3,669,691	1,508,864
OTHER INCOME
Interest income on investments held in Trust Account	6,009,585	3,696,659
Finance costs – discount on debt issuance	(179,819)	—
Total other income, net	5,829,766	3,696,659

INCOME BEFORE PROVISION FOR INCOME TAXES	2,160,075	2,187,795
Provision for income taxes	(820,571)	(733,928)
NET INCOME	$1,339,504	$1,453,867

Weighted average shares outstanding of Class A common stock	18,239,497	26,328,750
Basic and diluted net income per share, Class A	$0.06	$0.04
Weighted average shares outstanding of Class B common stock	4,172,236	8,881,250
Basic and diluted net income per share, Class B	$0.06	$0.04

The accompanying notes are an integral part of these financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance, January 1, 2022	953,750	$95	8,881,250	$888	$—	$(7,514,864)	$(7,513,881)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(2,709,258)	(2,709,258)

Net income	—	—	—	—	—	1,453,867	1,453,867

Balance, December 31, 2022	953,750	95	8,881,250	888	—	(8,770,255)	(8,769,272)

Conversion of Class B common stock to Class A common stock	8,881,250	888	(8,881,250)	(888)	—	—	—

Class A common stock to be transferred to fund promissory note	—	—	—	—	239,759	—	239,759

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(2,396,049)	(2,396,049)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(5,445,229)	(5,445,229)

Net income	—	—	—	—	—	1,339,504	1,339,504

Balance, December 31, 2023	9,835,000	$983	—	$—	$239,759	$(15,272,029)	$(15,031,287)

The accompanying notes are an integral part of these financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,339,504	$1,453,867
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(6,009,585)	(3,696,659)
Expenses paid by related party	80,020	—
Finance costs – discount on debt issuance	179,819	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	287,447	294,281
Due from affiliates	—	25,000
Accounts payable and accrued expenses	2,599,027	(117,996)
Franchise tax payable	(192,909)	200,000
Income tax payable	820,571	733,928
Net cash flows used in operating activities	(896,106)	(1,107,579)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(420,000)	—
Cash withdrawn from Trust Account in connection with redemption	239,604,919	—
Cash deposited to Trust Account to refund over withdrawal	(327,875)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	2,749,989	—
Net cash flows provided by investing activities	241,607,033	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemptions of Class A common stock	(239,604,919)	—
Proceeds from promissory note - related party	300,000	—
Net cash flows used in financing activities	(239,304,919)	—

NET CHANGE IN CASH	1,406,008	(1,107,579)
CASH, BEGINNING OF YEAR	418,885	1,526,464
CASH, END OF YEAR	$1,824,893	$418,885

CASH AND RESTRICTED CASH, END OF YEAR
Cash	$—	$418,885
Cash - restricted	1,824,893	—
CASH AND RESTRICTED CASH, END OF YEAR	$1,824,893	$418,885

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Excise tax payable attributable to redemption of Class A common stock	$2,396,049	$—
Due from Sponsor in relation to extension payments	$120,000	$—

The accompanying notes are an integral part of these financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1 — Description of Organization and Business Operations and Liquidity

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on December 9, 2021. On December 14, 2021, the Company consummated the IPO of 25,000,000 units (“Units”). Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”), with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale (“Private Placement”) of 950,000 private placement units (“Private Placement Units”) to the Company’s sponsor, Athena Technology Sponsor II, LLC (the “Sponsor”). Each Private Placement Unit consists of one share of Class A common stock (“Placement Shares”) and one-half of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The Private Placement Units were sold at a price of $10.00 per Private Placement Unit, generating gross proceeds of $9,500,000, which is described in Note 5.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 7, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by December 14, 2024, subject to the terms of the underwriting agreement.

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

If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Initial Stockholders have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment. This agreement is required to be extended on a monthly basis.

If the Company is unable to complete a Business Combination by December 14, 2024 (if extended by the full amount of time), as approved by the stockholders of the Company at its special meeting of stockholders held on March 12, 2024 (see Note 11), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Business Combination Agreement

On April 19, 2023, the Company, the Sponsor, The Air Water Company, a Cayman Islands exempted company (“Holdings”), Project Hydro Merger Sub Inc., a Delaware corporation (“Merger Sub”), Air Water Ventures Ltd, a private company formed under the Laws of England and Wales (“AWV”), and those shareholders of AWV party thereto (collectively, the “AWV Shareholders”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) the split and subdivision of each AWV share into a number of AWV shares equal to the Exchange Ratio (as defined in the Business Combination Agreement) (the “Recapitalization”), (b) immediately following the Recapitalization, the acquisition by Holdings of all of the issued and outstanding share capital of AWV from the AWV Shareholders in exchange for the issuance of Holdings ordinary shares, pursuant to which AWV will become a direct wholly owned subsidiary of Holdings (the “Share Acquisition”), (c) immediately following the Share Acquisition, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger and the security holders of the Company (other than the security holders of the Company electing to redeem their shares of Athena common stock or shares of Athena common stock held in treasury) becoming security holders of Holdings, and (d) the other transactions contemplated by the Business Combination Agreement and the ancillary documents referred to therein (together with the Recapitalization, Merger and Share Acquisition, the “Transactions”).

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

On December 13, 2023, pursuant to the Business Combination Agreement, the Company, Sponsor, Holdings, Project Hydro Merger Sub Inc. and AWV entered into a Mutual Release Agreement (“Mutual Release Agreement”) to terminate the Business Combination Agreement (the “Mutual Release”). As a result of the Mutual Release Agreement, the Business Combination Agreement is of no further force and effect, with the exception of specified provisions set forth in the Mutual Release Agreement, including confidentiality obligations in connection with the Business Combination Agreement and related transactions, which shall survive the Mutual Release and remain in full force and effect in accordance with their respective terms. Additionally, each of the parties to the Business Combination Agreement has agreed on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement and the related transactions, including the Mutual Release, with the exception of claims related to specified provisions set forth in the Mutual Release Agreement. Concurrently with the Mutual Release, the Sponsor Support Agreement, date April 19, 2023, by and among the Company, Sponsor, Holdings and AWV (the “Sponsor Support Agreement”) shall automatically terminate. The Company intends to identify another target business with which to pursue an initial business combination.

As approved by the stockholders of the Company, at its special meeting of stockholders held on March 12, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment (i) extends the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from March 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) (the “Current Outside Date”) to December 14, 2024 (the date which is 36 months from the closing date of the IPO) (the “Extended Date”) provided that the Sponsor or its affiliates or permitted designees deposits into the trust account established by the Company in connection with the IPO the lesser of (a) $40,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that has not been redeemed in accordance with the terms of the charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred and (ii) eliminates the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial business combination. In connection with the special meeting held on March 12, 2024, 910,258 shares of the Company’s Class A common stock were redeemed (see Note 11).

On March 13, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 14, 2024 to April 14, 2024. The Monthly Extension is the first of up to nine potential monthly extensions permitted under the amended Charter (see Note 11).

On April 16, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 14, 2024 to May 14, 2024. The Monthly Extension is the second of up to nine potential monthly extensions permitted under the amended Charter (see Note 11).

On May 14, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from May 14, 2024 to June 14, 2024. The Monthly Extension is the third of up to nine potential monthly extensions permitted under the amended Charter (see Note 11).

On June 14, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from June 14, 2024 to July 14, 2024. The Monthly Extension is the fourth of up to nine potential monthly extensions permitted under the amended Charter (see Note 11).

On July 10, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 14, 2024 to August 14, 2024. The Monthly Extension is the fifth of up to nine potential monthly extensions permitted under the amended Charter (see Note 11).

On August 8, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from August 14, 2024 to September 14, 2024. The Monthly Extension is the sixth of up to nine potential monthly extensions permitted under the amended Charter (see Note 11).

On September 12, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from September 14, 2024 to October 14, 2024. The Monthly Extension is the seventh of up to nine potential monthly extensions permitted under the amended Charter (see Note 11).

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be only $10.10 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by (i) any third party for services rendered or products sold to the Company or (ii) any prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the Trust Account; provided, however, that such indemnification of the Company by the Sponsor shall apply only to the extent necessary to ensure that any such claims by a third party or a Target do not reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share is then held in the Trust Account due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party or a Target which executed a waiver of any and all rights to the monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on June 13, 2023, 23,176,961 shares were tendered for redemption and approximately $239,604,919 was paid out of the Trust Account to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $2,396,049 excise tax payable as of December 31, 2023.

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

Franchise and Income Tax Withdrawals from Trust Account

Through April 2023, the Company withdrew $356,693 of interest and dividend income earned in the Trust Account for payment of the Company’s 2021 and 2022 franchise tax liabilities. The Company settled the 2021 and 2022 franchise tax liabilities of $356,693 in April 2023.

On June 21, 2023, the Company withdrew from the Trust Account an aggregate amount of $2.4 million to be used for tax purposes. It was determined as of June 30, 2023 that the withdrawal amount was approximately $328,000 in excess of the amount necessary for tax purposes. As a result, the overdrawn amount of $328,000 was allocated back to the contingently redeemable Class A common stock subject to possible redemption and distributed back to the Trust Account on August 17, 2023. After the overdrawn amount was returned to the Trust Account, approximately $2.1 million of restricted funds remained in the Company’s operating account for future payment of franchise and income taxes. The withdrawn funds were restricted for payment of such tax liabilities under the Company’s certificate incorporation and the terms of the Trust Agreement. Through December 31, 2023, the Company used $240,528 of these funds for the payment of general operating expenses. Management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $240,528, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and December 31, 2023, also counter to the terms of the Trust Agreement. As of December 31, 2023, none of the $2.1 million had been remitted to satisfy franchise and income tax liabilities. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022 (see Note 11). On April 10, 2024, the funds were replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor (see Note 11). On May 16, 2024, the Company paid $820,571 of 2023 income tax liabilities (see Note 11). On July 22, 2024, the Company paid $79,849 of 2023 Delaware franchise tax liabilities (see Note 11). The Company expects it will need to raise additional funds prior to the closing of a Business Combination to satisfy operational costs and closing costs. As of the date of this Annual Report on Form 10-K, the Company has not obtained any commitments to provide additional funds and the Company’s board of directors has not approved any method of funding the Company’s income and franchise tax obligations.

Going Concern Consideration and Capital Resources

As of December 31, 2023, the Company had operating cash of $0, restricted cash and cash equivalents to pay the Company’s tax obligations of $1,824,893 and working capital deficit of $5,625,494. The Company also has an investment held in the Trust Account of $24,387,525 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of December 31, 2023, approximately $1,767,331 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2023 and 2022, there were $360,060 and $0, respectively, Working Capital Loans outstanding (see Note 6).

Based on the foregoing, management does not believe that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by December 14, 2024 (if extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2024. The Company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2023, the Audit Committee of the Board of Directors, in consultation with management, determined that the Company should restate its previously issued unaudited condensed financial statements contained in its Quarterly Report on Form 10-Q for the three months ended September 30, 2023. During 2023, the Company withdrew funds from the Trust Account to be used for tax purposes (see above). The Company determined that approximately $1.5 million of the funds withdrawn from the Trust Account were incorrectly recorded as a component of Investments held in Trust Account when such funds should have been recorded and presented as a component of restricted cash as of September 30, 2023.

This resulted in a restatement of restricted cash and investments held in Trust Account. In connection with the change in presentation for restricted cash and Trust Account, the Company also restated the cash flow statement to properly present the amount of cash withdrawn from the Trust Account to pay franchise and income taxes.

The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Form 10-Q as of September 30, 2023 will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

There have been no changes in the Company’s total assets, total liabilities or operating results as a result of this error.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Condensed Balance Sheet as of September 30, 2023 (Unaudited)	As Previously Reported	Adjustment	As Restated
Cash	$27,842	$1,074	$28,916
Cash and cash equivalents - restricted	$565,422	$1,500,000	$2,065,422
Total Current Assets	$659,263	$1,501,074	$2,160,337
Investments held in Trust Account	$25,389,479	$(1,501,074)	$23,888,405
Common stock subject to redemption	$23,995,855	$(1,074)	$23,994,781
Accumulated deficit	$(12,116,828)	$1,074	$(12,115,754)

	Three Months Ended September 30, 2023
Condensed Statement of Operations for the three and nine months ended September 30, 2023 (Unaudited)	As Previously Reported	Adjustment	As Restated
General and administrative	$679,025	$(1,074)	$677,951
Interest income on investments held in Trust Account	304,776	(1,074)	303,702
Net (loss) income	$(548,195)	$—	$(548,195)

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Restated
General and administrative	$3,039,190	$(1,074)	$3,038,116
Interest income on investments held in Trust Account	5,691,539	(1,074)	5,690,465
Net (loss) income	$1,257,443	$—	$1,257,443

Condensed Statement of Cash Flows for the nine months ended September 30, 2023 (Unaudited)	As Previously Reported	Adjustment	As Restated
Net income	$1,257,443	$—	$1,257,443
Interest income on investments held in Trust Account	(5,691,539)	1,074	(5,690,465)
Net cash used in operating activities	(807,735)	1,074	(806,661)

Cash flows from investing activities
Cash deposited to Trust Account to refund over withdrawal	—	(327,875)	(327,875)
Cash withdrawn from Trust Account to pay franchise and income taxes	922,114	1,827,875	2,749,989
Net cash provided by investing activities	240,287,033	1,500,000	241,787,033

Net change in cash	174,379	1,501,074	1,675,453
Cash, end of period	$593,264	1,501,074	$2,094,338
Cash	$27,842	1,074	$28,916
Cash - restricted	565,422	1,500,000	2,065,422
CASH AND RESTRICTED CASH, END OF PERIOD	$593,264	$1,501,074	$2,094,338

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any unrestricted cash equivalents as of December 31, 2023 and 2022.

Cash and Cash Equivalents - Restricted

Cash and cash equivalents that is encumbered or otherwise restricted as to its use is included in cash and cash equivalents – restricted. As of December 31, 2023 and 2022, the balance was $1,824,893 and $0, respectively. Cash and cash equivalents – restricted at December 31, 2023 represents cash that was withdrawn from the Trust Account to pay taxes but is yet to be utilized.

Investments Held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At December 31, 2023 and 2022, the Company had $24,387,525 and $259,984,974, respectively, in investments held in Trust Account.

Offering Costs associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 7, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by December 14, 2024 (if extended by the full amount of time), subject to the terms of the underwriting agreement.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since its inception.

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

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting, 23,176,961 shares of the Company’s Class A common stock, par value $0.0001 per share, were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the trust account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. Accordingly, at December 31, 2023 and 2022, 2,198,039 and 25,375,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

As of December 31, 2023 and 2022, the shares of Class A common stock subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$253,750,000
Less:
Proceeds allocated to Public Warrants	(9,261,875)
Class A common stock issuance costs	(13,893,811)
Plus:
Accretion of carrying value to redemption value	25,693,186
Class A common stock subject to possible redemption at December 31, 2021	256,287,500
Plus:
Accretion of carrying value to redemption value	2,709,258
Class A common stock subject to possible redemption at December 31, 2022	258,996,758
Less:
Redemption of common stock subject to possible redemption	(239,604,919)
Plus:
Accretion of carrying value to redemption value	5,445,229
Class A common stock subject to possible redemption at December 31, 2023	$24,837,068

Net Income per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 4) and Private Placement Warrants (see Note 5) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At December 31, 2023 and 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the years ended December 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$1,090,138	$249,366	$1,087,149	$366,718

Denominator:
Weighted average shares outstanding	18,239,497	4,172,236	26,328,750	8,881,250

Basic and diluted net Income per common share	$0.06	$0.06	$0.04	$0.04

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”).

The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 8, the Company determined that its Warrants, issued pursuant to the public warrant agreement (as may be amended and restated, the “Public Warrant Agreement”) and private warrant agreement (as may be amended and restated, the “Private Warrant Agreement,” and together with the Public Warrant Agreement, the “Warrant Agreements”), qualify for equity accounting treatment.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering and Over-Allotment

Pursuant to the IPO, the Company sold 25,375,000 Units at a price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of a Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

Founder Shares

On August 31, 2021, the Sponsor purchased 7,362,500 shares of the Company’s Class B common stock, par value $0.0001 (“Founder Shares”), for an aggregate price of $25,000, and in November 2021, the Company effected a 1.36672326 for 1 stock split of its common stock, so that the Sponsor owned an aggregate of 10,062,500 Founder Shares. The Founder Shares will automatically convert into Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 8.

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

Related Party Loans

IPO Note

On August 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the IPO. The Company has borrowed $104,402 under the Note, all of which was repaid prior to December 31, 2021 and the Note is no longer available for use for future borrowings by the Company. There was no balance outstanding as of December 31, 2023 and 2022.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2023, the below promissory notes were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial business combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of December 31, 2023, the total outstanding balance of the Notes is $300,000, with a discount allocation of $59,940, or a net amount of $240,060.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of December 31, 2023, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

In November and December 2023, the Company advanced an aggregate amount of $120,000 from its operating account into the trust account on Sponsor’s behalf to extend the time the Company has to complete an initial business combination to January 14, 2024. These advances fall under the Working Capital Loan borrowings. Total borrowings under the Working Capital Loans structure as of December 31, 2023 was $360,060, which is comprised of $240,060 Extension Note balance and $120,000 working capital loan borrowings. There were no working capital loans outstanding as of December 31, 2022.

On April 10, 2024, the Company issued an unsecured promissory note to Isabelle Freidheim, the Company’s Chief Executive Officer, with a principal amount equal to $600,000. The note accrues interest on the unpaid principal amount at a rate equal to six percent (6.0%) per annum, computed as a simple interest on the basis of a year of 365 days. The note is due on the earlier of (i) April 10, 2024, or (ii) the Company’s initial business combination. The Company received the full principal amount of $600,000 on April 10, 2024 (see Note 11).

On April 10, 2024, the Company issued an unsecured promissory note to Kirthiga Reddy, the Company’s President and Director, with a principal amount equal to $200,000. The note accrues interest on the unpaid principal amount at a rate equal to six percent (6.0%) per annum, computed as a simple interest on the basis of a year of 365 days. The note is due on the earlier of (i) April 10, 2024, or (ii) the Company’s initial business combination. The Company received the full principal amount of $200,000 on April 10, 2024 (see Note 11).

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange (the “NYSE”) for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2023, $120,000 has been paid under this agreement. For the year ended December 31, 2022, $130,000 has been paid under this agreement (which included $10,000 towards December 2021).

Note 7 — Commitments and Contingencies

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

On May 17, 2023, Citigroup Global Markets Inc., as representative of the underwriters (“Citigroup”), agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Air Water Ventures Ltd., as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Air Water Ventures Ltd., thus, as of December 31, 2023, the full amount of $8,956,250 remains outstanding.

Note 8 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of December 31, 2023 and 2022, there were 12,033,039 and 26,328,750 shares of Class A common stock issued and outstanding, of which 2,198,039 and 25,375,000 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 0 and 8,881,250 shares of Class B common stock outstanding, after giving effect to the forfeiture of 1,181,250 common stock since the underwriters did not exercise the over-allotment option in full.

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

Warrants—As of December 31, 2023 and 2022, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 9 — Income Taxes

The total provision for income taxes is comprised of the following:

	For the years ended
	December 31, 2023	December 31, 2022
Current expense	$820,571	$720,221
Deferred expense	(362,225)	(260,784)
Change in valuation allowance	362,225	274,491

Total provision for income taxes	$820,571	$733,928

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2023	December 31, 2022
Deferred tax assets	$650,822	$288,597
Valuation allowance for deferred tax assets	(650,822)	(288,597)

Net deferred tax assets	$—	$—

The deferred tax assets as of December 31, 2023 and 2022 were comprised of the tax effect of cumulative temporary differences as follows:

	December 31, 2023	December 31, 2022
Capitalized expenses before business combination	$650,822	$288,597
Valuation allowance for deferred tax assets	(650,822)	(288,597)

Total	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2023 and 2022, the valuation allowance was $650,822 and $288,597, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Fines and penalties	0.22%	0.00%
Valuation allowance	16.77%	11.90%
Income tax provision expense	37.99%	32.90%

Note 10 — Fair Value Measurements

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

At December 31, 2023 and 2022, the assets held in the Trust Account were comprised of $24,387,525 and $259,984,974, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. Net amounts of $2,422,114 (net of $327,875 cash deposited to Trust Account to refund over withdrawal) and $0 have been withdrawn from the Trust Account to pay for franchise and income taxes of the Company at December 31, 2023 and 2022, respectively.

In connection with the Special Meeting, 23,176,961 shares of the Company’s Class A common stock, par value $0.0001 per share, were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the trust account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled.

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$24,387,525	$—	$—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account - Money Market Fund	1	$259,984,974	$—	$—

Note 11 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure, except as described below.

On January 8, 2024, the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from January 14, 2024 to February 14, 2024. The Monthly Extension is the eighth of up to nine potential monthly extensions permitted under the Charter.

On February 9, 2024, the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from February 14, 2024 to March 14, 2024. The Monthly Extension is the ninth of up to nine potential monthly extensions permitted under the Charter.

On March 13, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 14, 2024 to April 14, 2024. The Monthly Extension is the first of up to nine potential monthly extensions permitted under the amended Charter.

On March 19, 2024, the Company withdrew $252,108 from the Trust Account to pay the Company’s franchise and income taxes payable.

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022 but its 2023 income and franchise tax liabilities remain outstanding. On April 10, 2024, the funds were replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor.

As approved by the stockholders of the Company, at its special meeting of stockholders held on March 12, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment (i) extends the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from March 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) (the “Current Outside Date”) to December 14, 2024 (the date which is 36 months from the closing date of the IPO) (the “Extended Date”) provided that the Sponsor or its affiliates or permitted designees deposits into the trust account established by the Company in connection with the IPO the lesser of (a) $40,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that has not been redeemed in accordance with the terms of the charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred and (ii) eliminates the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial business combination. In connection with the special meeting held on March 12, 2024, 910,258 shares of the Company’s Class A common stock were redeemed.

On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled.

On April 10, 2024, the Company issued an unsecured promissory note to Isabelle Freidheim, the Company’s Chief Executive Officer, with a principal amount equal to $600,000. The note accrues interest on the unpaid principal amount at a rate equal to six percent (6.0%) per annum, computed as a simple interest on the basis of a year of 365 days. The note is due on the earlier of (i) April 10, 2024, or (ii) the Company’s initial business combination. The Company received the full principal amount of $600,000 on April 10, 2024.

On April 10, 2024, the Company issued an unsecured promissory note to Kirthiga Reddy, the Company’s President and Director, with a principal amount equal to $200,000. The note accrues interest on the unpaid principal amount at a rate equal to six percent (6.0%) per annum, computed as a simple interest on the basis of a year of 365 days. The note is due on the earlier of (i) April 10, 2024, or (ii) the Company’s initial business combination. The Company received the full principal amount of $200,000 on April 10, 2024.

On April 16, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 14, 2024 to May 14, 2024. The Monthly Extension is the second of up to nine potential monthly extensions permitted under the amended Charter.

On April 17, 2024, the Company, received an official notice of noncompliance from NYSE Regulation stating that the Company is not in compliance with NYSE American continued listing standards due to the failure to timely file the Company’s Form 10-K for the year ended December 31, 2023 by the filing due date of April 16, 2024.

The Company appointed a new Chief Financial Officer, Jennifer Calabrese, effective as of July 24, 2024, after serving as the Company’s outside consultant providing accounting and financial reporting services to the Company since September 2022. As of the same date, Anna Apostolova stepped down as Chief Financial Officer to pursue other opportunities.

On May 14, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from May 14, 2024 to June 14, 2024. The Monthly Extension is the third of up to nine potential monthly extensions permitted under the amended Charter.

On May 16, 2024, the Company paid $820,571 of 2023 income tax liabilities.

On June 14, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from June 14, 2024 to July 14, 2024. The Monthly Extension is the fourth of up to nine potential monthly extensions permitted under the amended Charter.

On July 10, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 14, 2024 to August 14, 2024. The Monthly Extension is the fifth of up to nine potential monthly extensions permitted under the amended Charter.

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. This Note was non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial business combination. This Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. The Company received the full principal amount of $422,182 on July 12, 2024.

On July 22, 2024, the Company paid $79,849 of 2023 Delaware franchise tax liabilities.

On August 8, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from August 14, 2024 to September 14, 2024. The Monthly Extension is the sixth of up to nine potential monthly extensions permitted under the amended Charter.

On September 12, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from September 14, 2024 to October 14, 2024. The Monthly Extension is the seventh of up to nine potential monthly extensions permitted under the amended Charter.