Form 10-Q
period 2024-03-31
Athena Technology Acquisition Corp. II
filed 2024-11-01
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 28, 2024, there were 11,122,781 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$—
Cash and cash equivalents – restricted	1,648,090	1,824,893
Due from Sponsor	265,755	120,000
Investments held in Trust Account for redeemed shares	10,179,663	—
Total current assets	12,093,508	1,944,893

Investments held in Trust Account	14,420,375	24,387,525
TOTAL ASSETS	$26,513,883	$26,332,418

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,600,683	$3,118,380
Note payable - related party, net of discount	565,756	360,060
Due to related party	44,096	80,020
Due to redeeming stockholders	10,179,663	—
Excise tax payable	2,497,846	2,396,049
Franchise tax payable	103,565	75,086
Income tax payable	1,643,230	1,540,792
Total current liabilities	18,634,839	7,570,387
Deferred underwriting fee payable	8,956,250	8,956,250
TOTAL LIABILITIES	27,591,089	16,526,637

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 1,287,781 and 2,198,039 shares at redemption value of $11.64 and $11.30 per share, at March 31, 2024 and December 31, 2023, respectively	14,991,109	24,837,068
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 shares issued and outstanding (excluding 1,287,781 and 2,198,039 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	983	983
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	239,759
Accumulated deficit	(16,069,298)	(15,272,029)

TOTAL STOCKHOLDERS’ DEFICIT	(16,068,315)	(15,031,287)

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$26,513,883	$26,332,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
OPERATING EXPENSES
General and administrative	$775,776	$388,924
Franchise tax	25,496	106,140
Total operating expenses	801,272	495,064

OTHER INCOME
Interest income on investments held in Trust Account	318,866	2,758,485
Finance costs – discount on debt issuance	(59,940)	—
Total other income, net	258,926	2,758,485

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(542,346)	2,263,421
Provision for income taxes	(59,181)	(556,996)
NET (LOSS) INCOME	$(601,527)	$1,706,425

Weighted average shares outstanding of Class A common stock	11,840,873	26,328,750
Basic and diluted net (loss) income per share, Class A	$(0.05)	$0.05
Weighted average shares outstanding of Class B common stock	—	8,881,250
Basic and diluted net (loss) income per share, Class B	$—	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	9,835,000	$983	—	$—	$239,759	$(15,272,029)	$(15,031,287)

Remeasurement of common stock subject to redemption	—	—	—	—	(239,759)	(93,945)	(333,704)

Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(101,797)	(101,797)

Net loss	—	—	—	—	—	(601,527)	(601,527)
Balance March 31, 2024 (unaudited)	9,835,000	$983	—	$—	$—	$(16,069,298)	$(16,068,315)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	953,750	$95	8,881,250	$888	$—	$(8,770,255)	$(8,769,272)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(2,072,822)	(2,072,822)

Net income	—	—	—	—	—	1,706,425	1,706,425
Balance, March 31, 2023 (unaudited)	953,750	$95	8,881,250	$888	$—	$(9,136,652)	$(9,135,669)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(601,527)	$1,706,425
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(318,866)	(2,758,485)
Finance costs – discount on debt issuance	59,940	—
Expenses paid by related party	8,391	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	73,034
Accounts payable and accrued expenses	482,303	182,955
Franchise tax payable	28,479	(217,995)
Income tax payable	102,438	556,996
Net cash used in operating activities	(238,842)	(457,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(145,755)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	252,108	346,662
Net cash provided by investing activities	106,353	346,662

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of due to related party	(44,314)	—
Net cash used in financing activities	(44,314)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS – RESTRICTED	(176,803)	(110,408)
CASH AND CASH EQUIVALENTS – RESTRICTED, BEGINNING OF PERIOD	1,824,893	418,885
CASH AND CASH EQUIVALENTS - RESTRICTED, END OF PERIOD	$1,648,090	$308,477

CASH AND CASH EQUIVALENTS – RESTRICTED, END OF PERIOD
Cash	$—	$308,477
Cash and cash equivalents - restricted	1,648,090	—
CASH AND CASH EQUIVALENTS – RESTRICTED, END OF PERIOD	$1,648,090	$308,477

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Excise tax payable attributable to redemption of Class A common stock	$101,797	$—
Due from Sponsor in relation to extension payments	$145,755	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Note 1 – Organization and Business Operations

Athena Technology Acquisition Corp. II (“Athena”, or the “Company”) was incorporated in Delaware on May 20, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (as amended, restated, supplemented and/or otherwise modified from time to time, the “Charter”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of the Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the condensed balance sheets until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

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

Notwithstanding the foregoing, the Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the IPO, without the prior consent of the Company.

The Initial Stockholders have agreed not to propose an amendment to the Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment. This agreement is required to be extended on a monthly basis.

If the Company is unable to complete a Business Combination by December 14, 2024 (if extended by the full amount of time), as approved by the stockholders of the Company at its special meeting of stockholders held on March 12, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On June 13, 2023, the Company held a special meeting of its stockholders (the “First Extension Special Meeting”), at which the stockholders approved proposals to amend the Company’s Charter to (i) extend the date by which the Company must consummate its initial business combination from June 14, 2023 to up to March 14, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis up to nine times by an additional one month each time after June 14, 2023 (the date which is 18 months from the closing date of the IPO, the “First Current Outside Date”) until March 14, 2024 (the date which is 27 months from the closing date of the IPO), or a total of up to nine months after the First Current Outside Date, provided that the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $60,000 and (b) $0.03 for each share of common stock issued and outstanding that has not been redeemed in accordance with the terms of the amended Charter and (ii) provide holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), the right to convert any and all of their Class B common stock into the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), on a one-for-one basis prior to the closing of a business combination at the election of the holder.

In connection with the First Extension Special Meeting, 23,176,961 shares of the Company’s Class A common stock were redeemed (the “Redemptions”). On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled.

On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock of the Company (the “Conversion”). The 8,881,250 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination.

Following the Conversion, and after giving effect to the Redemptions, there were 12,033,039 shares of Class A common stock issued and outstanding, and no shares of Class B common stock issued and outstanding. As a result of the Conversion, and after giving effect to the Redemptions, the Sponsor held approximately 81.7% of the outstanding shares of the Company’s Class A common stock.

On July 17, 2023, the Company’s Board of Directors authorized the transfer of the listing of its Class A common stock, redeemable warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share (the “Warrants”), and units, each consisting of one share of Class A common stock and one-half of one Warrant (the “Units” and together with the Class A common stock and the Warrants, the “Listed Securities”), from the New York Stock Exchange (the “NYSE”) to the NYSE American LLC (the “NYSE American”). The listing and trading of the Listed Securities on the NYSE ended at market close on July 20, 2023, and the trading of the Listed Securities on the NYSE American commenced at market open on July 21, 2023. The Class A common stock, Warrants and Units each continues to be traded under the ticker symbols ATEK, ATEK WS and ATEK.U, respectively.

As approved by the stockholders of the Company, at its special meeting of stockholders held on March 12, 2024 (the “Second Extension Special Meeting”), the Company filed an amendment to its Charter, with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment (i) extends the date by which the Company must consummate its initial Business Combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from March 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) to December 14, 2024 (the date which is 36 months from the closing date of the IPO, the “Combination Period”) provided that the Sponsor or its affiliates or permitted designees deposits into the Trust Account established by the Company in connection with the IPO the lesser of (a) $40,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that has not been redeemed in accordance with the terms of the charter upon the election of each such one-month extension unless the closing of the Company’s initial Business Combination shall have occurred and (ii) eliminates the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial Business Combination. In connection with the Second Extension Special Meeting held on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed.

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

Following the Second Extension Special Meeting, on March 13, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 14, 2024 to April 14, 2024. The Monthly Extension is the first of up to nine potential monthly extensions permitted under the amended Charter.

On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming stockholders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled (see Note 9).

On each of April 16, 2024, May 14, 2024, June 14, 2024, July 10, 2024, August 8, 2024, September 12, 2024 and October 15, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $180,289, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 14, 2024 to November 14, 2024 (see Note 9). The Company has one monthly extension remaining to extend the date from November 14, 2024 to December 14, 2024 as permitted under the amended Charter.

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

Risks and Uncertainties

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because the Company is a Delaware corporation and its securities are trading on the NYSE American, the Company is a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

Whether and to what extent the Company would be subject to the Excise Tax on a redemption of shares of Class A common stock or other stock issued by the Company would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with an initial Business Combination, an extension or otherwise (iii) the structure of an initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with an initial Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the Company, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial Business Combination or for effecting redemptions and may affect the ability to complete an initial Business Combination, fund future operations or make distributions to stockholders. In addition, the Excise Tax could cause a reduction in the per share amount payable to Public Stockholders in the event the Company liquidates the Trust Account due to a failure to complete an initial Business Combination within the requisite timeframe.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on June 13, 2023, there were 23,176,961 shares tendered for redemption and approximately $239,604,919 was paid out of the Trust Account to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $2,396,049 excise tax payable as of December 31, 2023.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, there were 910,258 shares tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797. As of March 31, 2024, the Company’s excise tax payable amounted to $2,497,846.

During the quarter ended June 30, 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for the excise tax liability of $2,396,049, which was incurred during the period from January 1, 2023 to December 31, 2023, on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of the date of this Quarterly Report on Form 10-Q, the excise tax remains unpaid.

In October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. Armed conflicts around the world, such as those in Ukraine and Israel, as well as the global response to such conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing the Company’s business. In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which quickly spread throughout the United States and the world. These events, compounded with rising interest rates and inflation, have had and may in the future have an adverse impact on global supply chains and capital markets resulting in a weaker macroeconomic environment. Any deterioration in credit markets resulting directly or indirectly from the ongoing Russian invasion of Ukraine or the attack by Hamas on Israel from the Gaza Strip could limit the Company’s ability to obtain external financing to fund operations and capital expenditures. Management continues to evaluate the macroeconomic environment as a result of COVID-19, and the Ukraine and Israel conflicts and the Company has concluded that while it is reasonably possible that the market conditions could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Franchise and Income Tax Withdrawals from Trust Account

On June 21, 2023, the Company withdrew from the Trust Account an aggregate amount of $2.4 million to be used for tax purposes. It was determined as of June 30, 2023, that the withdrawal amount was approximately $328,000 in excess of the amount necessary for tax purposes. As a result, the overdrawn amount of $328,000 was allocated back to the contingently redeemable Class A common stock subject to possible redemption and distributed back to the Trust Account on August 17, 2023. As of December 31, 2023, after the overdrawn amount was returned to the Trust Account, approximately $2.1 million of restricted funds remained in the Company’s operating account for future payment of franchise and income taxes. The withdrawn funds were restricted for payment of such tax liabilities under the Company’s Charter and the terms of the Trust Agreement. Through December 31, 2023, the Company used $240,528 of these funds for the payment of general operating expenses, resulting in a balance of the restricted funds of approximately $1.8 million as of December 31, 2023.

On March 19, 2024, the Company withdrew an additional $252,108 from the Trust Account to pay the Company’s franchise and income taxes payable and approximately $428,912 was used for the payment of general operating expenses, resulting in a balance of the restricted funds to $1.6 million as of March 31, 2024. Through March 31, 2024, the Company used an aggregate of $669,440 of these funds for the payment of general operating expenses.

Management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $669,440, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and March 31, 2024, also counter to the terms of the Trust Agreement. As of March 31, 2024, none of the funds had been remitted to satisfy franchise and income tax liabilities.

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On April 10, 2024, the funds were replenished to the Company’s operating account in the form of an intercompany loan made by the Sponsor. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities. On July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities (see Note 9).

The Company expects it will need to raise additional funds prior to the closing of a Business Combination to satisfy operational costs and closing costs. As of the date of this Quarterly Report on Form 10-Q, the Company has not obtained any commitments to provide additional funds and the Company’s board of directors has not approved any method of funding the Company’s income and franchise tax obligations.

Going Concern Consideration and Capital Resources

As of March 31, 2024, the Company had operating cash of $0, restricted cash and cash equivalents to pay the Company’s tax obligations of $1,648,090 and a working capital deficit of $6,541,331. The Company also has an investment held in the Trust Account of $14,420,375 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of March 31, 2024, approximately $1,071,658 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2024 and December 31, 2023, there were $565,756 and $360,060, respectively, Working Capital Loans outstanding (see Note 5).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on September 27, 2024 (the “Annual Report on Form 10-K”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any unrestricted cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Cash Equivalents - Restricted

Cash and cash equivalents that is encumbered or otherwise restricted as to its use is included in cash and cash equivalents – restricted. As of March 31, 2024 and December 31, 2023, the balance was $1,648,090 and $1,824,893, respectively. Cash and cash equivalents – restricted at March 31, 2024 and December 31, 2023 represents cash that was withdrawn from the Trust Account to pay taxes but is yet to be utilized.

Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At March 31, 2024 and December 31, 2023, the Company had $14,420,375 and $24,387,525, respectively, in investments held in Trust Account.

Offering Costs Associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 5, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by December 14, 2024 (if extended by the full amount of time), subject to the terms of the underwriting agreement.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since its inception.

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

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, an amount of $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Special Meeting on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. Accordingly, at March 31, 2024 and December 31, 2023, there were 1,287,781 and 2,198,039 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

As of March 31, 2024 and December 31, 2023, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A common stock subject to possible redemption at January 1, 2023	$258,996,758
Less:
Redemption of common stock	(239,604,919)
Plus:
Accretion of carrying value to redemption value	5,445,229
Class A common stock subject to possible redemption at December 31, 2023	$24,837,068
Less:
Redemption of common stock	(10,179,663)
Plus:
Accretion of carrying value to redemption value	333,704
Class A common stock subject to possible redemption at March 31, 2024	$14,991,109

Net (Loss) Income per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At March 31, 2024 and December 31, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

	For the Three Months Ended March 31,
	2024		2023
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(601,527)	$—	$1,276,002	$430,423

Denominator:
Weighted average shares outstanding	11,840,873	—	26,328,750	8,881,250

Basic and diluted net (loss) income per common share	$(0.05)	$—	$0.05	$0.05

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Due To Related Party

Due to related party represents payments of Company’s expenses by the Sponsor on the Company’s behalf. As of March 31, 2024 and December 31, 2023, due to related party amounted to $44,096 and $80,020, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2024 and December 31, 2023, the below promissory notes were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial Business Combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of March 31, 2024 and December 31, 2023, the total outstanding balance of the Notes is $300,000.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of March 31, 2024, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

As of December 31, 2023, the Company advanced an aggregate amount of $120,000 and during the three months ended March 31, 2024, the Company advanced an additional amount of $145,756 from its operating account into the Trust Account on the Sponsor’s behalf to extend the time the Company has to complete an initial Business Combination to April 14, 2024. These advances fall under the Working Capital Loan borrowings. Total borrowings under the Working Capital Loans structure as of March 31, 2024 was $565,756, which is comprised of $300,000 Extension Note balance and $265,756 working capital loan borrowings. Total borrowings under the Working Capital Loans structure as of December 31, 2023 were $360,060, which are comprised of a $240,060 Extension Note balance and $120,000 working capital loan borrowings.

On  October 9, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to the Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The Company drew $800,000 from this note on April 10, 2024 (see Note 9) to replenish the misallocated restricted funds.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange (the “NYSE”) for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2024 and 2023, $30,000 has been incurred and paid under this agreement. The Company has no outstanding administrative support services due as of March 31, 2024 and December 31, 2023.

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

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of March 31, 2024 and December 31, 2023, there were 11,122,781 and 12,033,039 shares of Class A common stock issued and outstanding, of which 1,287,781 and 2,198,039 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were no shares of Class B common stock outstanding.

The Company’s Charter provides that the shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B common stock shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 25.28% of the sum of the total number of shares of Class A common stock outstanding upon the completion of the IPO (including the Public Shares, Private Placement Units and Founder Shares) plus all Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Holders of common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

Warrants—As of March 31, 2024 and December 31, 2023, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were comprised of $14,420,375 and $24,387,525, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. Net amounts of $2,674,222 and $2,422,114 (net of approximately $328,000 cash deposited to Trust Account to refund the over withdrawal) have been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as of March 31, 2024 and December 31, 2023, respectively.

In connection with the Special Meeting held on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, an amount of $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled.

In connection with the Special Meeting held on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled.

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
March 31, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$14,420,375	$—	$—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$24,387,525	$—	$—

Note 9 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date these unaudited condensed financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure, except as described below.

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On April 10, 2024, the funds were replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor.

On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled.

On each of each of April 16, 2024, May 14, 2024, June 14, 2024, July 10, 2024, August 8, 2024, September 12, 2024 and October 15, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $180,289, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 14, 2024 to November 14, 2024. The Company has one monthly extension remaining to extend the date from November 14, 2024 to December 14, 2024 as permitted under the amended Charter.

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

On May 16, 2024, the Company paid $820,571 of 2023 income tax liabilities.

During the quarter ended June 30, 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. The Company received the full principal amount of $422,182 under this Note.

On July 22, 2024, the Company paid $79,849 of 2023 Delaware franchise tax liabilities.

On October 9, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to the Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The Company drew $800,000 from this note on April 10, 2024 to replenish the misallocated restricted funds.

On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees. Failure to pay the late annual listing fees may result in the Company facing disciplinary action from the NYSE Regulation, up to and including delisting from the NYSE American.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “Athena,” “SPAC” or the “Company” refer to Athena Technology Acquisition Corp. II. References to our “management” or our “management team” refer to our officers, and references to the “Sponsor” refer to Athena Technology Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding a business combination and related timing and the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”) and any subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K, each filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s SEC filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Athena Technology Acquisition Corp. II was incorporated in Delaware on May 20, 2021. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

On April 19, 2023, the Company entered into a business combination agreement with the Air Water Company in order to effect a Business Combination, but then terminated the agreement on December 13, 2023 by entering into a mutual release agreement. The Company is currently looking to identify another target business with which to pursue an initial Business Combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Events

Special Meeting of Stockholders

On March 12, 2024, the Company held a special meeting of its stockholders (the “Second Extension Special Meeting”), at which the stockholders approved proposals to further amend the Charter to (i) further extend the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from March 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) to December 14, 2024 (the date which is 36 months from the closing date of the IPO) provided that the Sponsor or its affiliates or permitted designees deposit into the Trust Account the lesser of (a) $40,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that has not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred and (ii) eliminate the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial business combination. The Company filed an amendment to the Charter to reflect the accepted proposals on March 12, 2024. In connection with the Second Extension Special Meeting, 910,258 shares of the Company’s Class A common stock were redeemed.

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

Following the Second Extension Special Meeting, on March 13, 2024, the Company deposited $25,756 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 14, 2024 to April 14, 2024.

On each of April 16, 2024, May 14, 2024, June 14, 2024, July 10, 2024, August 8, 2024, September 12, 2024 and October 15, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $180,289, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 14, 2024 to November 14, 2024. The Company has one monthly extension remaining to extend the date from November 14, 2024 to December 14, 2024 as permitted under the amended Charter.

NYSE American

On July 17, 2023, our Board of Directors authorized the transfer of the listing of our Class A common stock, par value $0.0001 per share (“Class A common stock”), redeemable warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share (the “Warrants”), and units, each consisting of one share of Class A common stock and one-half of one Warrant (the “Units” and together with the Class A common stock and the Warrants, the “Listed Securities”), from the New York Stock Exchange (the “NYSE”) to the NYSE American LLC (the “NYSE American”). The listing and trading of the Listed Securities on the NYSE ended at market close on July 20, 2023, and the trading of the Listed Securities on the NYSE American commenced at market open on July 21, 2023. The Class A common stock, Warrants and Units each continues to be traded on the NYSE American under the ticker symbols ATEK, ATEK WS and ATEK.U, respectively.

On April 17, 2024, the Company received an official notice of noncompliance from NYSE Regulation stating that we were not in compliance with NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file the Annual Report on Form 10-K by the filing due date of April 16, 2024 (the “Filing Delinquency”.)

The Company filed its Annual Report on Form 10-K, this Quarterly Report and our Quarterly Report on Form 10-Q for the three months ended June 30, 2024, and believes it has cured the Filing Delinquency, however there can be no assurance that the Company will continue to comply with the NYSE American continued listing requirements. If the Company fails to satisfy the continued listing requirements of the NYSE American, such as the corporate governance requirements, failure to timely file our subsequent quarterly or annual reports, including the quarterly report for the three months ended September 30, 2024, minimum bid price requirement or the minimum stockholder’s equity requirement, the NYSE American may take steps to de-list our common stock. In determining whether to afford a company a cure period prior to commencing suspension or delisting procedures, the NYSE American does analyze all relevant facts including any past history of late filings. Any de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. There can be no assurance given that we will be able to continue to satisfy our continued listing requirements and maintain the listing of our common stock on the NYSE American going forward.

On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees. Failure to pay the late annual listing fees may result in the Company facing disciplinary action from the NYSE Regulation, up to and including delisting from the NYSE American.

Use of Restricted Funds

Through April 2023, the Company withdrew $356,693 of interest and dividend income earned in the Trust Account for payment of the Company’s 2021 and 2022 franchise tax liabilities. The Company settled the 2021 and 2022 franchise tax liabilities of $356,693 in April 2023.

On June 21, 2023, the Company withdrew from the Trust Account an aggregate amount of $2.4 million to be used for tax purposes. It was determined as of June 30, 2023 that the withdrawal amount was approximately $328,000 in excess of the amount necessary for tax purposes. As a result, the overdrawn amount of $328,000 was allocated back to the contingently redeemable Class A common stock subject to possible redemption and distributed back to the Trust Account on August 17, 2023. As of December 31, 2023, after the overdrawn amount was returned to the Trust Account, approximately $2.1 million of restricted funds remained in the Company’s operating account for future payment of franchise and income taxes (the “Restricted Funds”). On March 19, 2024, the Company withdrew an additional $252,108 from the Trust Account to pay the Company’s franchise and income taxes payable, increasing the Restricted Funds to $2.3 million as of March 31, 2024.

Though March 31, 2024, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $669,440. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. Following the close of the three months ended March 31, 2024, on April 10, 2024, the misallocated $669,440 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor.

As of March 31, 2024, none of the Restricted Funds had been remitted to satisfy franchise and income tax liabilities. However, on April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022, on May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through March 31, 2024 were organizational activities and those necessary to prepare for our initial public offering, described below, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2024, we had a net loss of $601,527, which consisted of interest income on investments held in the Trust Account of $318,866, offset by operating expenses of $801,272, finance cost of $59,940 and income tax expenses of $59,181.

For the three months ended March 31, 2023, we had a net income of $1,706,425, which consisted of interest income on investments held in the Trust Account of $2,758,485, offset by operating expenses of $495,064 and income tax expenses of $556,996.

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

As of March 31, 2024, the accumulated interest income earned on investments held in Trust Account amounted to $10,025,924 and total amounts withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,674,222 (net of approximately $328,000 cash deposited to Trust Account to refund the over withdrawal). In connection with the First Extension Special Meeting held on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting held on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled.

Through March 31, 2024, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $669,440, of which $428,912 was used during the three months ended March 31, 2024. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. On April 10, 2024, the misallocated $669,440 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor.

As of March 31, 2024, none of the Restricted Funds had been remitted to satisfy franchise and income tax liabilities. However, on April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022, on May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities.

For the three months ended March 31, 2024, cash used in operating activities was $238,842. Net loss of $601,527 was reduced by interest income on investments held in Trust Account of $318,866 and increased by finance costs – discount on debt issuance of $59,940 and expenses paid by related party of $8,391. Changes in operating assets and liabilities provided $613,220 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $457,070. Net income of $1,706,425 was reduced by interest income on investments held in Trust Account of $2,758,485. Changes in operating assets and liabilities provided $594,990 of cash for operating activities.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on June 13, 2023, there were 23,176,961 shares tendered for redemption and approximately $239,604,919 was paid out of the Trust Account to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $2,396,049 excise tax payable as of December 31, 2023.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, there were 910,258 shares tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797. As of March 31, 2024, the Company’s excise tax payable amounted to $2,497,846.

During the quarter ended June 30, 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for the excise tax liability of $2,396,049, which was incurred during the period from January 1, 2023 to December 31, 2023, on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of the date of this Quarterly Report on Form 10-Q, the excise tax remains unpaid.

At March 31, 2024, we had investments held in the Trust Account of $14,420,375. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest from the Trust Account to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding as of the date of this filing, to be approximately $106,000, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

However, as the Trust Account balance may not be sufficient after the payment of our annual taxes, the Company will likely need to raise additional funds prior to the closing of a Business Combination to satisfy further tax liabilities, operational costs and closing costs. In the event that a Business Combination does not close, any loan made to the Company for the purpose of paying overdue tax obligations would be repaid only out of funds held outside the Trust Account. As of the date of this Quarterly Report on Form 10-Q, the Company has not obtained any commitments to provide additional funds and the Company’s board of directors has not approved any method of funding the Company’s further tax and cost obligations.

At March 31, 2024, we had operating cash of $0, restricted cash and cash equivalents to pay tax obligations of $1,648,090 and a working capital deficit of $6,541,331. As of March 31, 2024, approximately $1,071,658 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

As of March 31, 2024, the Sponsor has deposited an aggregate of $25,756 into the Trust Account to cover the first of the nine potential monthly extensions of the deadline by which the Company must consummate its initial business pursuant to the Charter and the amended Trust Agreement.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. As of March 31, 2024 and December 31, 2023, there were $565,756 and $360,060, respectively, Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by December 14, 2024(if extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3 to the unaudited condensed financial statements) and Private Placement Warrants (see Note 4 to the unaudited condensed financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At March 31, 2024 and December 31, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own shares of common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 8 to the unaudited condensed financial statements, the Company determined that upon review of the warrant agreements, the public warrants and private placement warrants issued pursuant to the warrant agreements qualify for equity accounting treatment.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Quarterly Report due to the material weakness described below.

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

The following deficiencies resulted in the Company’s inability to timely file its Annual Report on Form 10-K, this Form 10-Q and the Form 10-Q for the three months ended June 30, 2024, and resulted in a material weakness in our internal control over financial reporting:

Through March 31, 2024, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $669,440, of which $428,912 was used during the three months ended March 31, 2024. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. On April 10, 2024, the misallocated $669,440 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor.

As of March 31, 2024, none of the Restricted Funds had been remitted to satisfy franchise and income tax liabilities. However, on April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022, on May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of 2023 Delaware franchise tax liabilities.

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

Remediation Efforts to Address the Identified Material Weakness

To address the material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. In particular, management’s plans include enhanced controls and improved internal communications within the Company and its financial reporting advisors related to the identification of any new contractual arrangements, as well as controls to ensure the Company has oversight of the cash availability for operating needs, including more clearly designating in the Company’s internal books and records the cash that is restricted in its use and the implementation of an additional layer of review of payments for operating expenses to ensure that restricted cash is not used for payment of general operating expenses, and conducting remedial training for management, relevant staff and service providers to reiterate and reinforce the terms of the Trust Agreement. Management’s remediation plan also includes the addition of a control requiring the Company’s audit committee to approve any withdrawals from the Trust Account and requiring the placement of such withdrawn funds in a restricted account for the payment of taxes. To address the material weakness identified in connection with the Company’s financial statements, management has added a control requiring enhanced documentation of discussions between management, the Company’s advisors and the Company’s audit committee regarding the proper usage of the cash withdrawn from the Trust Account.

As of March 31, 2024, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $5,000,000 underwriting discounts and commissions and $463,896 for other offering costs and expenses related to the IPO. In addition, the underwriters agreed to defer $8,956,250 in underwriting discounts and commissions until consummation of a Business Combination as described above.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 28, 2024, the Company’s board of directors (the “Board”) increased the size of the Board from five to six members and appointed Carolyn Trabuco to the Board effective October 30, 2024. Ms. Trabuco was appointed to serve as a Class I director with a term expiring at the Company’s 2026 annual meeting of stockholders.

The Board appointed Ms. Trabuco, who was determined to be an “independent director” as defined in the applicable corporate governance rules of the NYSE American, to the Board’s Audit Committee.

There are no arrangements or understandings between Ms. Trabuco and any other person pursuant to which Ms. Trabuco was appointed as a director of the Company. Ms. Trabuco does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On October 30, 2024, the Company entered into an indemnity agreement (the “Indemnity Agreement”) with Ms. Trabuco pursuant to which the Company has agreed to provide contractual indemnification, in addition to the indemnification provided in the Company’s Amended and Restated Certificate of Incorporation, against liabilities that may arise by reason of her respective service on the Board, and to advance expenses incurred as a result of any proceeding against her as to which she could be indemnified, in the form previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261287) filed with the SEC on December 3, 2021 (the “Registration Statement”).

On October 30, 2024, Ms. Trabuco entered into a joinder (the “Joinder”) to the letter agreement previously entered into by and between the Company and each of its other directors and other parties thereto in connection with the Company’s initial public offering.

The foregoing descriptions of the Indemnity Agreement and the Joinder do not purport to be complete and are qualified in their entireties by reference to the form of indemnity agreement and the Joinder, copies of which are attached as Exhibit 10.5 to the Registration Statement and Exhibit 10.1 hereto, respectively, and are incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 18, 2024).

10.1*	Joinder, dated October 30, 2024, by and between the Company and Carolyn Trabuco.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: October 31, 2024	By:	/s/ Jennifer Calabrese
	Name:	Jennifer Calabrese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)