Form 10-Q
period 2024-06-30
Athena Technology Acquisition Corp. II
filed 2024-11-01
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$47,476	$—
Cash and cash equivalents – restricted	776,767	1,824,893
Due from Sponsor	—	120,000
Total current assets	824,243	1,944,893

Investments held in Trust Account	14,691,717	24,387,525
TOTAL ASSETS	$15,515,960	$26,332,418

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,900,720	$3,118,380
Note payable - related party, net of discount	1,100,000	360,060
Due to related party	117,729	80,020
Excise tax payable	2,497,846	2,396,049
Franchise tax payable	111,649	75,086
Income tax payable	144,390	1,540,792
Total current liabilities	7,872,334	7,570,387
Deferred underwriting fee payable	8,956,250	8,956,250
TOTAL LIABILITIES	16,828,584	16,526,637

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 1,287,781 and 2,198,039 shares at redemption value of $11.81 and $11.30 per share at June 30, 2024 and December 31, 2023, respectively	15,212,445	24,837,068
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 shares issued and outstanding (excluding 1,287,781 and 2,198,039 shares subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	983	983
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	239,759
Accumulated deficit	(16,526,052)	(15,272,029)

TOTAL STOCKHOLDERS’ DEFICIT	(16,525,069)	(15,031,287)

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$15,515,960	$26,332,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative	$382,269	$1,971,222	$1,158,045	$2,360,165
Franchise tax	5,300	7,431	30,796	113,571
Total operating expenses	387,569	1,978,653	1,188,841	2,473,736

OTHER INCOME
Interest income on investments held in Trust Account	194,074	2,628,259	512,940	5,386,763
Finance costs – discount on debt issuance	—	—	(59,940)	—
Total other income, net	194,074	2,628,259	453,000	5,386,763

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(193,495)	649,606	(735,841)	2,913,027
Provision for income taxes	(41,923)	(550,393)	(101,104)	(1,107,389)
NET (LOSS) INCOME	$(235,418)	$99,213	$(836,945)	$1,805,638

Weighted average shares outstanding of Class A common stock	11,122,781	22,720,258	11,479,844	24,514,536
Basic and diluted net income (loss) per share, Class A	$(0.02)	$0.00	$(0.07)	$0.05
Weighted average shares outstanding of Class B common stock	—	7,905,288	—	8,390,573
Basic and diluted net income (loss) per share, Class B	$—	$0.00	$—	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	9,835,000	$983	—	$—	$239,759	$(15,272,029)	$(15,031,287)

Remeasurement of common stock subject to redemption	—	—	—	—	(239,759)	(93,945)	(333,704)

Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(101,797)	(101,797)

Net loss	—	—	—	—	—	(601,527)	(601,527)

Balance, March 31, 2024 (unaudited)	9,835,000	983	—	—	—	(16,069,298)	(16,068,315)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(221,336)	(221,336)

Net loss	—	—	—	—	—	(235,418)	(235,418)

Balance, June 30, 2024 (unaudited)	9,835,000	$983	—	$—	$—	$(16,526,052)	$(16,525,069)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	953,750	$95	8,881,250	$888	$—	$(8,770,255)	$(8,769,272)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(2,072,822)	(2,072,822)

Net income	—	—	—	—	—	1,706,425	1,706,425

Balance, March 31, 2023 (unaudited)	953,750	95	8,881,250	888	—	(9,136,652)	(9,135,669)

Conversion of Class B common stock to Class A common stock	8,881,250	888	(8,881,250)	(888)	—	—	—

Remeasurement of common stock subject to redemption	—	—	—	—	—	(1,940,027)	(1,940,027)

Net income	—	—	—	—	—	99,213	99,213

Balance, June 30, 2023 (unaudited)	9,835,000	$983	—	$—	$—	$(10,977,466)	$(10,976,483)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(836,945)	$1,805,638
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(512,940)	(5,386,763)
Finance costs – discount on debt issuance	59,940	—
Expenses paid by related party	82,023	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	146,850
Accounts payable and accrued expenses	782,340	1,832,087
Franchise tax payable	36,563	(220,595)
Income tax payable	(1,396,402)	1,107,389
Net cash used in operating activities	(1,785,421)	(715,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from trust in connection with redemption	10,179,663	239,604,919
Cash deposited to Trust Account	(223,023)	(60,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	252,108	2,749,990
Net cash provided by investing activities	10,208,748	242,294,909

CASH FLOWS FROM FINANCING ACTIVITIES
Payment due to related party	(44,314)	—
Proceeds from promissory note - related party	800,000	—
Redemptions of Class A common stock	(10,179,663)	(239,604,919)
Net cash used in financing activities	(9,423,977)	(239,604,919)

NET CHANGE IN CASH AND CASH EQUIVALENTS - RESTRICTED	(1,000,650)	1,974,596
CASH AND CASH EQUIVALENTS - RESTRICTED, BEGINNING OF PERIOD	1,824,893	418,885
CASH AND CASH EQUIVALENTS - RESTRICTED, END OF PERIOD	$824,243	$2,393,481

CASH AND CASH EQUIVALENTS - RESTRICTED, END OF PERIOD
Cash	$47,476	$184
Cash and cash equivalents - restricted	776,767	2,393,297
CASH AND CASH EQUIVALENTS - RESTRICTED, END OF PERIOD	$824,243	$2,393,481

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Excise tax payable attributable to redemption of Class A common stock	$101,797	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Subsequent to the closing of the IPO, on December 28, 2021, the Company consummated the closing of the sale of 375,000 additional units (“Over-allotment Units”) upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $3,750,000. Simultaneously with the exercise of the over-allotment, the Company consummated the private placement of an additional 3,750 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $37,500.

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

Following the closing of the IPO, $252,500,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

If the Company is unable to complete a Business Combination within the Combination Period (as defined herein), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

As approved by the stockholders of the Company, at its special meeting of stockholders held on March 12, 2024 (the “Second Extension Special Meeting”), the Company filed an amendment to its Charter, with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment (i) extends the date by which the Company must consummate its initial Business Combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from March 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) (to December 14, 2024 (the date which is 36 months from the closing date of the IPO, the “Combination Period") provided that the Sponsor or its affiliates or permitted designees deposits into the Trust Account established by the Company in connection with the IPO the lesser of (a) $40,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that has not been redeemed in accordance with the terms of the charter upon the election of each such one-month extension unless the closing of the Company’s initial Business Combination shall have occurred and (ii) eliminates the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial Business Combination. In connection with the Second Extension Special Meeting held on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed.

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

On each of March 13, 2024, April 16, 2024, May 14, 2024, and June 14, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $103,022, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 14, 2024 to July 14, 2024.

On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming stockholders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled.

On each of July 10, 2024, August 8, 2024, September 12, 2024 and October 15, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $103,022, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 14, 2024 to November 14, 2024 (see Note 9). The Company has one monthly extension remaining to extend the date from November 14, 2024 to December 14, 2024 as permitted under the amended Charter.

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

Whether and to what extent the Company would be subject to the Excise Tax on a redemption of shares of Class A common stock or other stock issued by the Company would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with an initial Business Combination, an extension or otherwise (iii) the structure of an initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with an initial Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the Company, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial Business Combination or for effecting redemptions and may affect the ability to complete an initial Business Combination, fund future operations or make distributions to stockholders. In addition, the Excise Tax could cause a reduction in the per share amount payable to Public Stockholders in the event the Company liquidates the Trust Account due to a failure to complete an initial Business Combination within the requisite time frame.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, there were 910,258 shares tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797. As of June 30, 2024, the Company’s excise tax payable amounted to $2,497,846.

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

On March 19, 2024, the Company withdrew an additional $252,108 from the Trust Account to pay the Company’s franchise and income taxes payable and a total of $428,912 was used for the payment of general operating expenses, resulting in a balance of the restricted funds to $1.6 million as of March 31, 2024. Through March 31, 2024, the Company used an aggregate of $669,440 of these funds for the payment of general operating expenses.

Management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $669,440, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and March 31, 2024, also counter to the terms of the Trust Agreement. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On April 10, 2024, the misallocated $669,440 funds that were used for general operating expenses were replenished to the Company’s operating account in the form of an intercompany loan made by the Sponsor. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities. On July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities (see Note 9). As of June 30, 2024, the restricted cash balance amounted to $776,767.

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

Going Concern Consideration and Capital Resources

As of June 30, 2024, the Company had operating cash of $47,476, restricted cash and cash equivalents to pay the Company’s tax obligations of $776,767 and a working capital deficit of $7,048,091. The Company also has an investment held in the Trust Account of $14,691,717 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of June 30, 2024, a total of $1,265,733 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2024 and December 31, 2023, there were amounts of $1,100,000 and $360,060, respectively, for Working Capital Loans outstanding (see Note 5).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $47,476 and $0 of unrestricted cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Cash and Cash Equivalents - Restricted

Cash and cash equivalents that is encumbered or otherwise restricted as to its use is included in cash and cash equivalents – restricted. As of June 30, 2024 and December 31, 2023, the balance was $776,767 and $1,824,893, respectively. Cash and cash equivalents – restricted at June 30, 2024 and December 31, 2023 represents cash that was withdrawn from the Trust Account to pay taxes but is yet to be utilized.

Investments Held in Trust Account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At June 30, 2024 and December 31, 2023, the Company had $14,691,717 and $24,387,525, respectively, in investments held in Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $43,257 and $0 for the payment of interest and penalties as of June 30, 2024 and December 31, 2023, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since its inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit.

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, an amount of $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Special Meeting on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. Accordingly, as of June 30, 2024 and December 31, 2023, there were 1,287,781 and 2,198,039 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

As of June 30, 2024 and December 31, 2023, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A common stock subject to possible redemption at January 1, 2023	$258,996,758
Less:
Redemption of common stock	(239,604,919)
Plus:
Accretion of carrying value to redemption value	5,445,229
Class A common stock subject to possible redemption at December 31, 2023	$24,837,068
Less:
Redemption of common stock	(10,179,663)
Plus:
Accretion of carrying value to redemption value	555,040
Class A common stock subject to possible redemption at June 30, 2024	$15,212,445

Net (Loss) Income per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At June 30, 2024 and December 31, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

	For the Three Months Ended June 30,
	2024		2023
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(235,418)	$—	$73,603	$25,610

Denominator:
Weighted average shares outstanding	11,122,781	—	22,720,258	7,905,288

Basic and diluted net (loss) income per common share	$(0.02)	$—	$0.00	$0.00

	For the Six Months Ended June 30,
	2024		2023
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(836,945)	$—	$1,345,213	$460,425

Denominator:
Weighted average shares outstanding	11,479,844	—	24,514,536	8,390,573

Basic and diluted net (loss) income per common share	$(0.07)	$—	$0.05	$0.05

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

Due to Related Party

Due to related party represents payments of Company’s expenses by the Sponsor on the Company’s behalf, including accrual of unpaid monthly administrative support services fees. As of June 30, 2024 and December 31, 2023, due to related party amounted to $117,729 and $80,020, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2024 and December 31, 2023, the promissory notes below were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial Business Combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of June 30, 2024 and December 31, 2023, the total outstanding balance of the Notes is $300,000.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of June 30, 2024, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

On October 9, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to the Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The note is payable in full upon the earlier of (a) April 10, 2026 (b) the date the Company consummates a business combination. The Company drew $800,000 from this note on April 10, 2024 to replenish the misallocated restricted funds (see Note 9).

Total borrowings under the Working Capital Loans structure as of June 30, 2024 and December 31, 2023 were $1,100,000 and $360,060, respectively.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange (the “NYSE”) for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and six months ended June 30, 2024, $30,000 and $60,000, respectively, have been incurred under this agreement, $40,000 of which has been paid by the Company as of June 30, 2024. For the three and six months ended June 30, 2023, $30,000 and $60,000, respectively, have been incurred and paid under this agreement. As of June 30, 2024 and December 31, 2023, the Company had accrued administrative support services fees of $20,000 and $0, respectively, under due to related party account in the Company’s accompanying unaudited condensed balance sheets.

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

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of June 30, 2024 and December 31, 2023, there were 11,122,781 and 12,033,039 shares of Class A common stock issued and outstanding, of which 1,287,781 and 2,198,039 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were no shares of Class B common stock outstanding.

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

Warrants—As of June 30, 2024 and December 31, 2023, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account were comprised of $14,691,717 and $24,387,525, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. Net amounts of $2,674,222 and $2,422,114 (net of approximately $328,000 cash deposited to Trust Account to refund the over withdrawal) have been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as of June 30, 2024 and December 31, 2023, respectively.

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

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$14,691,717	$—	$—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$24,387,525	$—	$—

Note 9 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date these unaudited condensed financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure, except as described below.

On each of July 10, 2024, August 8, 2024, September 12, 2024 and October 15, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $103,022, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 14, 2024 to November 14, 2024.

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

On July 22, 2024, the Company paid $79,849 of 2023 Delaware franchise tax liabilities.

On October 9, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to the Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The note is payable in full upon the earlier of (a) April 10, 2026 (b) the date the Company consummates a business combination. The Company drew $800,000 from this note on April 10, 2024 to replenish the misallocated restricted funds.

On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees. Failure to pay the annual listing fees may result in the Company facing disciplinary action from the NYSE Regulation, up to and including delisting from the NYSE American.

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

On each of March 13, 2024, April 16, 2024, May 14, 2024, June 14, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $103,022, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 14, 2024 to July 14, 2024.

On each of July 10, 2024, August 8, 2024, September 12, 2024 and October 15, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $103,022, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 14, 2024 to November 14, 2024. The Company has one monthly extension remaining to extend the date from November 14, 2024 to December 14, 2024 as permitted under the amended Charter.

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

The Company filed its Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the three months ended March 31, 2024 and this Quarterly Report, and believes it has cured the Filing Delinquency, however there can be no assurance that the Company will continue to comply with the NYSE American continued listing requirements. If the Company fails to satisfy the continued listing requirements of the NYSE American, such as the corporate governance requirements, failure to timely file our subsequent quarterly or annual reports, including the quarterly report for the three months ended September 30, 2024, minimum bid price requirement or the minimum stockholder’s equity requirement, the NYSE American may take steps to de-list our common stock. In determining whether to afford a company a cure period prior to commencing suspension or delisting procedures, the NYSE American does analyze all relevant facts including any past history of late filings. Any de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. There can be no assurance given that we will be able to continue to satisfy our continued listing requirements and maintain the listing of our common stock on the NYSE American going forward.

On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees . Failure to pay the annual listing fees may result in the Company facing disciplinary action from the NYSE Regulation, up to and including delisting from the NYSE American.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through June 30, 2024 were organizational activities and those necessary to prepare for our initial public offering, described below, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2024, we had a net loss of $235,418, which consisted of interest income on investments held in the Trust Account of $194,074, offset by operating expenses of $387,569, and income tax expenses of $41,923.

For the six months ended June 30, 2024, we had a net loss of $836,945, which consisted of interest income on investments held in the Trust Account of $512,940, offset by operating expenses of $1,188,841, finance cost of $59,940 and income tax expenses of $101,104.

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

As of June 30, 2024, the accumulated interest income earned on investments held in Trust Account amounted to $10,219,999 and total amounts withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,674,222 (net of approximately $328,000 cash deposited to Trust Account to refund the over withdrawal). In connection with the First Extension Special Meeting held on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting held on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled.

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

For the six months ended June 30, 2024, cash used in operating activities was $1,785,421. Net loss of $836,945 was reduced by interest income on investments held in Trust Account of $512,940 and increased by finance costs – discount on debt issuance of $59,940 and expenses paid by related party of $82,023. Changes in operating assets and liabilities used $577,499 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $715,394. Net income of $1,805,638 was reduced by interest income on investments held in Trust Account of $5,386,763. Changes in operating assets and liabilities provided $2,865,731 of cash for operating activities.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, there were 910,258 shares tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797. As of June 30, 2024, the Company’s excise tax payable amounted to $2,497,846.

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

At June 30, 2024, we had investments held in the Trust Account of $14,691,717. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest from the Trust Account to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding as of the date of this filing, to be approximately $63,600, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

At June 30, 2024, we had operating cash of $47,476, restricted cash and cash equivalents to pay tax obligations of $776,767 and a working capital deficit of $7,048,091. As of June 30, 2024, approximately $1,265,733 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. As of June 30, 2024 and December 31, 2023, there were $1,100,000 and $360,060, respectively, Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3 to the unaudited condensed financial statements) and Private Placement Warrants (see Note 4 to the unaudited condensed financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At June 30, 2024 and December 31, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own shares of common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7 to the unaudited condensed financial statements, the Company determined that upon review of the warrant agreements, the public warrants and private placement warrants issued pursuant to the warrant agreements qualify for equity accounting treatment.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the end of the period covered by this Quarterly Report due to the material weakness described below.

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

The following deficiencies resulted in the Company’s inability to timely file its Annual Report on Form 10-K, the Form 10-Q for the three months ended March 31, 2024 and this Form 10-Q, and resulted in a material weakness in our internal control over financial reporting:

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

As of June 30, 2024, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Promissory Note Agreement, dated October 10, 2024 and effective as of April 10, 2024, by and between the Company and the Sponsor

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: November 1, 2024	By:	/s/ Jennifer Calabrese
	Name:	Jennifer Calabrese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)