Form 10-Q
period 2024-09-30
Athena Technology Acquisition Corp. II
filed 2025-02-07
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of February 4, 2025, there were 10,145,156 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$159,864	$—
Cash and cash equivalents – restricted	38,231	1,824,893
Prepaid income taxes	475,743	—
Due from Sponsor	12,102	120,000
Total current assets	685,940	1,944,893

Investments held in Trust Account	14,960,544	24,387,525
TOTAL ASSETS	$15,646,484	$26,332,418

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,069,621	$3,118,380
Note payable - related party, net of discount	1,100,000	360,060
Convertible note - related party	422,182	—
Due to related party	181,029	80,020
Excise tax payable	2,497,846	2,396,049
Franchise tax payable	47,100	75,086
Income tax payable	—	1,540,792
Total current liabilities	8,317,778	7,570,387
Deferred underwriting fee payable	8,956,250	8,956,250
TOTAL LIABILITIES	17,274,028	16,526,637

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 1,287,781 and 2,198,039 shares at redemption value of $11.98 and $11.30 per share at September 30, 2024 and December 31, 2023, respectively	15,427,418	24,837,068
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 shares issued and outstanding (excluding 1,287,781 and 2,198,039 shares subject to possible redemption) at September 30, 2024 and December 31, 2023, respectively	983	983
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	239,759
Accumulated deficit	(17,055,945)	(15,272,029)

TOTAL STOCKHOLDERS’ DEFICIT	(17,054,962)	(15,031,287)

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$15,646,484	$26,332,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative	$452,628	$677,951	$1,610,673	$3,038,116
Franchise tax	15,300	24,900	46,096	138,471
Total operating expenses	467,928	702,851	1,656,769	3,176,587

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	191,561	303,702	704,501	5,690,465
Finance costs – discount on debt issuance	—	(89,910)	(59,940)	(89,910)
Total other income (expense), net	191,561	213,792	644,561	5,600,555

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(276,367)	(489,059)	(1,012,208)	2,423,968
Provision for income taxes	(38,553)	(59,136)	(139,657)	(1,166,525)
NET (LOSS) INCOME	$(314,920)	$(548,195)	$(1,151,865)	$1,257,443

Weighted average shares outstanding of Class A common stock	11,122,781	12,033,039	11,359,515	20,338,741
Basic and diluted net (loss) income per share, Class A	$(0.03)	$(0.05)	$(0.10)	$0.05
Weighted average shares outstanding of Class B common stock	—	—	—	5,583,433
Basic and diluted net (loss) income per share, Class B	$—	$—	$—	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	9,835,000	$983	—	$—	$239,759	$(15,272,029)	$(15,031,287)

Remeasurement of common stock subject to redemption	—	—	—	—	(239,759)	(93,945)	(333,704)

Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(101,797)	(101,797)

Net loss	—	—	—	—	—	(601,527)	(601,527)

Balance, March 31, 2024 (unaudited)	9,835,000	983	—	—	—	(16,069,298)	(16,068,315)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(221,336)	(221,336)

Net loss	—	—	—	—	—	(235,418)	(235,418)

Balance, June 30, 2024 (unaudited)	9,835,000	983	—	—	—	(16,526,052)	(16,525,069)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(214,973)	(214,973)

Net loss	—	—	—	—	—	(314,920)	(314,920)

Balance, September 30, 2024 (unaudited)	9,835,000	$983	—	$—	$—	$(17,055,945)	$(17,054,962)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	953,750	$95	8,881,250	$888	$—	$(8,770,255)	$(8,769,272)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(2,072,822)	(2,072,822)

Net income	—	—	—	—	—	1,706,425	1,706,425

Balance, March 31, 2023 (unaudited)	953,750	95	8,881,250	888	—	(9,136,652)	(9,135,669)

Conversion of Class B common stock to Class A common stock	8,881,250	888	(8,881,250)	(888)	—	—	—

Remeasurement of common stock subject to redemption	—	—	—	—	—	(1,940,027)	(1,940,027)

Net income	—	—	—	—	—	99,213	99,213

Balance, June 30, 2023 (unaudited)	9,835,000	983	—	—	—	(10,977,466)	(10,976,483)

Class A common stock to be transferred to fund promissory note	—	—	—	—	239,759	—	239,759

Remeasurement of common stock subject to redemption	—	—	—	—	—	(590,093)	(590,093)

Net loss	—	—	—	—	—	(548,195)	(548,195)

Balance, September 30, 2023 (unaudited)	9,835,000	$983	—	$—	$239,759	$(12,115,754)	$(11,875,012)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,151,865)	$1,257,443
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investments held in Trust Account	(704,501)	(5,690,465)
Finance costs – discount on debt issuance	59,940	89,910
Expenses paid by related party	133,221	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	221,448
Prepaid income taxes	(475,743)	—
Accounts payable and accrued expenses	951,241	2,344,172
Franchise tax payable	(27,986)	(195,695)
Income tax payable	(1,540,792)	1,166,525
Net cash used in operating activities	(2,756,485)	(806,662)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from trust in connection with redemption	10,179,663	239,604,919
Cash deposited to Trust Account	(300,289)	(240,000)
Cash deposited to Trust Account to refund over withdrawal	—	(327,875)
Cash withdrawn from Trust Account to pay franchise and income taxes	252,108	2,749,990
Net cash provided by investing activities	10,131,482	241,787,034

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note - related party	422,182	—
Payment due to related party	(44,314)	—
Proceeds from promissory note - related party	800,000	300,000
Redemptions of Class A common stock	(10,179,663)	(239,604,919)
Net cash used in financing activities	(9,001,795)	(239,304,919)

NET CHANGE IN CASH AND CASH AND CASH EQUIVALENTS – RESTRICTED	(1,626,798)	1,675,453
CASH AND CASH AND CASH EQUIVALENTS - RESTRICTED, BEGINNING OF PERIOD	1,824,893	418,885
CASH AND CASH AND CASH EQUIVALENTS - RESTRICTED, END OF PERIOD	$198,095	$2,094,338

CASH AND CASH AND CASH EQUIVALENTS - RESTRICTED, END OF PERIOD
Cash	$159,864	$28,916
Cash and cash equivalents - restricted	38,231	2,065,422
CASH AND CASH AND CASH EQUIVALENTS - RESTRICTED, END OF PERIOD	$198,095	$2,094,338

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for income taxes	$2,199,449	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Excise tax payable attributable to redemption of Class A common stock	$101,797	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by September 14, 2025, subject to the terms of the underwriting agreement.

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

As approved by the stockholders of the Company, at its special meeting of stockholders held on March 12, 2024 (the “Second Extension Special Meeting”), the Company filed an amendment to its Charter, with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment (i) extends the date by which the Company must consummate its initial Business Combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from March 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) (to December 14, 2024 (the date which is 36 months from the closing date of the IPO) provided that the Sponsor or its affiliates or permitted designees deposits into the Trust Account established by the Company in connection with the IPO the lesser of (a) $40,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that has not been redeemed in accordance with the terms of the charter upon the election of each such one-month extension unless the closing of the Company’s initial Business Combination shall have occurred and (ii) eliminates the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial Business Combination. In connection with the Second Extension Special Meeting, 910,258 shares of the Company’s Class A common stock were redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming stockholders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled.

On each of March 13, 2024, April 16, 2024, May 14, 2024, and June 14, 2024, July 10, 2024, August 8, 2024, September 12, 2024, October 15, 2024 and November 11, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $231,800, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 14, 2024 to December 14, 2024 (see Note 9).

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of September 30, 2024, the Company received the full principal amount of $422,182 under this Note.

On October 9, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to the Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The note is payable in full upon the earlier of (a) April 10, 2026 and (b) the date the Company consummates a Business Combination. The Company drew $800,000 from this note on April 10, 2024 to replenish the misallocated restricted funds, as discussed below.

On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees and that failure to pay the annual listing fees may result in the Company facing disciplinary action from the NYSE Regulation, up to and including delisting from the NYSE American.

On November 20, 2024, the Company received an official notice of noncompliance from the NYSE stating that the Company was not in compliance with NYSE American continued listing standards due to the failure to timely file the Company’s Form 10-Q for the quarter ended September 30, 2024 by the filing due date of November 19, 2024.

On December 4, 2024, the Company, the Sponsor, Ace Green Recycling, Inc., a Delaware corporation (“Ace Green Recycling”) and Project Atlas Merger Sub Inc., a Delaware corporation (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) Merger Sub will merge with and into Ace Green Recycling (the “Merger”), with Ace Green Recycling surviving the Merger as a wholly owned subsidiary of the Company and the security holders of Ace Green Recycling becoming security holders of the Company and (b) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (together with the Merger, the “Transactions”).

As approved by the stockholders of the Company, at its annual meeting of stockholders held on December 10, 2024 (the “2024 Annual Meeting”), the Company filed an amendment to the Charter, with the Secretary of State of the State of Delaware (the “New Amendment”). The New Amendment extends the date by which the Company must consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from December 14, 2024 (the date which is 36 months from the closing date of the Company’s IPO) to September 14, 2025 (the date which is 45 months from the closing date of the IPO, the “Combination Period”), provided that the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that is subject to redemption and that has not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial Business Combination shall have occurred. Stockholders holding 977,625 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $11,497,959 (approximately $11.76 per share) was withdrawn from the Trust Account to pay such redeeming holders.

On December 10, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation determined to commence proceedings to delist the Company’s Class A common stock, units and redeemable warrants, pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, the Listed Securities on NYSE American were suspended from trading on December 10, 2024.

On December 11, 2024, the Company deposited $6,203 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 14, 2024 to January 14, 2025. The Monthly Extension is the first of up to nine potential monthly extensions permitted under the Company’s Charter, as amended by the New Amendment.

On December 19, 2024, NYSE American filed a Form 25 to delist the Listed Securities. Such delisting took effect approximately 10 days after the filing of Form 25, or December 30, 2024. The Company’s Class A common stock, units and redeemable warrants currently trade on the OTC Pink Market under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

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

Risks and Uncertainties

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because the Company is a Delaware corporation and its securities were traded on the NYSE American at the time of the Redemptions, the Company is a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, there were 910,258 shares tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797. As of September 30, 2024, the Company’s excise tax payable amounted to $2,497,846.

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 10, 2024, there were 977,625 shares tendered for redemption and approximately $ 11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable. As of December 31, 2024, the Company’s excise tax payable amounted to $2,612,826.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. The Company will be required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

The Company filed a return for the 2023 excise tax liability on November 5, 2024, and as of the date of this Quarterly Report on Form 10-Q, such excise tax remains unpaid. The Company is currently evaluating its options with respect to payment of this obligation and additional excise tax payment obligations as a result of the share redemptions in 2024. If the Company is unable to pay its obligations in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from the due date of payment until paid in full.

In October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. Armed conflicts around the world, such as those in Ukraine and Israel, as well as the global response to such conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing the Company’s business. In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which quickly spread throughout the United States and the world. These events, compounded with rising interest rates and inflation, have had and may in the future have an adverse impact on global supply chains and capital markets resulting in a weaker macroeconomic environment. Any deterioration in credit markets resulting directly or indirectly from the ongoing Russian invasion of Ukraine or the attack by Hamas on Israel from the Gaza Strip could limit the Company’s ability to obtain external financing to fund operations and capital expenditures. Management continues to evaluate the macroeconomic environment as a result of COVID-19 and the Ukraine and Israel conflicts, and the Company has concluded that while it is reasonably possible that the market conditions could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Franchise and Income Tax Withdrawals from Trust Account

On June 21, 2023, the Company withdrew from the Trust Account an aggregate amount of $2.4 million to be used for tax purposes. It was determined as of June 30, 2023, that the withdrawal amount was approximately $328,000 in excess of the amount necessary for tax purposes. As a result, the overdrawn amount of $328,000 was allocated back to the contingently redeemable Class A common stock subject to possible redemption and distributed back to the Trust Account on August 17, 2023. The withdrawn funds were restricted for payment of such tax liabilities under the Company’s Charter and the terms of the Trust Agreement. Through December 31, 2023, the Company used $240,528 of these funds for the payment of general operating expenses, resulting in a balance of the restricted funds in the Company’s operating account of approximately $1.8 million as of December 31, 2023.

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

Management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $669,440, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and March 31, 2024, also counter to the terms of the Trust Agreement. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On April 10, 2024, the misallocated $669,440 funds that were used for general operating expenses were replenished to the Company’s operating account in the form of an intercompany loan made by the Sponsor. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During September 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 in interest and penalties incurred. As of September 30, 2024, the total amount of prepaid income taxes was $475,743, and the remaining restricted cash balance amounted to $38,231.

On December 6, 2024, the Company and Sponsor entered into an Amended and Restated Subscription Agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”) pursuant to which Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000, such funded amounts, the “Polar Capital Investment”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The Subscription Agreement provides that in connection with the Polar Capital Investment, the Company will repay the entire balance of the Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 500,000 shares to be transferred and/or issued to Polar) (see Note 9).

In addition to the amended and restated subscription agreement above, the Company expects it will need to raise additional funds prior to the closing of a Business Combination to satisfy operational costs and closing costs. As of the date of this Quarterly Report on Form 10-Q, the Company has not obtained any commitments to provide additional funds and the Company’s board of directors has not approved any method of funding the Company’s income and franchise tax obligations.

Going Concern Consideration and Capital Resources

As of September 30, 2024, the Company had operating cash of $159,864, restricted cash and cash equivalents to pay the Company’s tax obligations of $38,231 and a working capital deficit of $7,631,838. The Company also has investments held in the Trust Account of $14,960,544 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of September 30, 2024, a total of $1,457,293 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2024 and December 31, 2023, there were amounts of $1,100,000 and $360,060, respectively, for Working Capital Loans outstanding (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by September 14, 2025 (if extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 15, 2025. The Company’s unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $159,864 and $0 of unrestricted cash and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Cash and Cash Equivalents - Restricted

Cash and cash equivalents that are encumbered or otherwise restricted as to their use are included in cash and cash equivalents – restricted. As of September 30, 2024 and December 31, 2023, the balance was $38,231 and $1,824,893, respectively. Cash and cash equivalents – restricted at September 30, 2024 and December 31, 2023 represents cash that was withdrawn from the Trust Account to pay taxes but is yet to be utilized.

Investments Held in Trust Account

At September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At September 30, 2024 and December 31, 2023, the Company had $14,960,544 and $24,387,525, respectively, in investments held in Trust Account.

Offering Costs Associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 14, 2025 (if extended by the full amount of time) subject to the terms of the underwriting agreement.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since its inception.

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

The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, an amount of $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Special Meeting on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. Accordingly, as of September 30, 2024 and December 31, 2023, there were 1,287,781 and 2,198,039 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

As of September 30, 2024 and December 31, 2023, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A common stock subject to possible redemption at January 1, 2023	$258,996,758
Less:
Redemption of common stock	(239,604,919)
Plus:
Remeasurement of common stock subject to redemption	5,445,229
Class A common stock subject to possible redemption at December 31, 2023	24,837,068
Less:
Redemption of common stock	(10,179,663)
Plus:
Remeasurement of common stock subject to redemption	770,013
Class A common stock subject to possible redemption at September 30, 2024	$15,427,418

Net (Loss) Income per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At September 30, 2024 and December 31, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

	For the Three Months Ended September 30,
	2024		2023
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(314,920)	$—	$(548,195)	$—

Denominator:
Weighted average shares outstanding	11,122,781	—	12,033,039	—

Basic and diluted net loss per common share	$(0.03)	$—	$(0.05)	$—

	For the Nine Months Ended September 30,
	2024		2023
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(1,151,865)	$—	$986,600	$270,843

Denominator:
Weighted average shares outstanding	11,359,515	—	20,338,741	5,583,433

Basic and diluted net (loss) income per common share	$(0.10)	$—	$0.05	$0.05

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

Note 4 — Private Placement

On December 14, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the Private Placement of 950,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $9,500,000. On December 28, 2021, subsequent to the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the Private Placement of 3,750 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $37,500. Each whole Private Placement Unit will consist of one Placement Share and one-half of a Private Placement Warrant. Each whole Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

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

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Due to Related Party

Due to related party represents payments of Company’s expenses by the Sponsor on the Company’s behalf, including accrual of unpaid monthly administrative support services fees. As of September 30, 2024 and December 31, 2023, due to related party amounted to $181,029 and $80,020, respectively.

Convertible note – related party

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of September 30, 2024, the Company received the full principal amount of $422,182 under this Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2024 and December 31, 2023, the promissory notes below were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial Business Combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of September 30, 2024 and December 31, 2023, the total outstanding balance of the Notes was $300,000.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of September 30, 2024, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above (see Note 9).

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

Total borrowings under the Working Capital Loans structure as of September 30, 2024 and December 31, 2023 were $1,100,000 and $360,060, respectively.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and nine months ended September 30, 2024, $30,000 and $90,000, respectively, have been incurred under this agreement, $40,000 of which has been paid by the Company as of September 30, 2024. For the three and nine months ended September 30, 2023, $30,000 and $90,000, respectively, have been incurred and paid under this agreement. As of September 30, 2024 and December 31, 2023, the Company had accrued administrative support services fees of $50,000 and $0, respectively, under due to related party account in the Company’s accompanying condensed balance sheets.

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

On January 28, 2025, Citigroup Global Markets Inc., as representative of the underwriters (“Citigroup”), agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Ace Green Recycling, as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Ace Green Recycling, thus, as of September 30, 2024, the full amount of $8,956,250 remains outstanding (see Note 9).

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of September 30, 2024 and December 31, 2023, there were 11,122,781 and 12,033,039 shares of Class A common stock issued and outstanding, of which 1,287,781 and 2,198,039 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were no shares of Class B common stock outstanding.

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

Warrants—As of September 30, 2024 and December 31, 2023, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2024 and December 31, 2023, the assets held in the Trust Account were comprised of $14,960,544 and $24,387,525, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. Net amounts of $2,674,222 and $2,422,114 (net of approximately $328,000 cash deposited to Trust Account to refund the over withdrawal) have been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as of September 30, 2024 and December 31, 2023, respectively.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$14,960,544	$—	$—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$24,387,525	$—	$—

Note 9 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date these unaudited condensed financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure, except as described below.

Company Funding

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

On December 6, 2024, the Company and Sponsor entered into an Amended and Restated Subscription Agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”) pursuant to which Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000, such funded amounts, the “Polar Capital Investment”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The Subscription Agreement provides that in connection with the Polar Capital Investment, the Company will repay the entire balance of the Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 500,000 shares to be transferred and/or issued to Polar).

NYSE American Notifications and Delisting

On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees and that failure to pay the annual listing fees may result in the Company facing disciplinary action from the NYSE Regulation, up to and including delisting from the NYSE American.

On November 20, 2024, the Company received an official notice of noncompliance from the NYSE stating that the Company was not in compliance with NYSE American continued listing standards due to the failure to timely file the Company’s Form 10-Q for the quarter ended September 30, 2024 by the filing due date of November 19, 2024.

On December 10, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Listed Securities pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, the Listed Securities on NYSE American were suspended from trading on December 10, 2024.

On December 19, 2024, NYSE American filed a Form 25 to delist the Listed Securities and to remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934. Such delisting took effect approximately 10 days after the filing of Form 25, or December 30, 2024. The Company’s Class A common stock, Units and Warrants currently trade on the OTC Pink Market under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

Charter Amendment and Redemptions

As approved by the stockholders of the Company, at its 2024 Annual Meeting, the Company filed the New Amendment with the Secretary of State of the State of Delaware. The New Amendment extends the date by which the Company must consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from December 14, 2024 to September 14, 2025, provided that the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that is subject to redemption and that has not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial Business Combination shall have occurred. Stockholders holding 977,625 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $11,497,959 (approximately $11.76 per share) was withdrawn from the Trust Account to pay such redeeming holders.

Monthly Extensions

On each of October 15, 2024 and November 11, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $51,511, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 14, 2024 to December 14, 2024.

On each of December 11, 2024 and January 10, 2025, the Company deposited $6,203 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 14, 2024 to February 14, 2025 (the “Monthly Extensions”). The Monthly Extensions were the first and second of up to nine potential monthly extensions permitted under the Company’s Charter, as amended by the New Amendment.

Proposed Business Combination

Business Combination Agreement

On December 4, 2024, the Company, the Sponsor, Ace Green Recycling and Merger Sub, entered into the Business Combination Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) Merger Sub will merge with and into Ace Green Recycling, with Ace Green Recycling surviving the Merger as a wholly owned subsidiary of the Company and the security holders of Ace Green Recycling becoming security holders of the Company and (b) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (together with the Merger, the “Transactions”).

Pursuant to the Business Combination Agreement, at the effective time of the Merger, each outstanding share of common stock of Ace Green Recycling (other than any excluded shares and dissenting shares) shall be converted into the right to receive (i) a number of shares of Company common stock equal to the a specified exchange ratio and (ii) a pro rata portion of any Earnout Shares that the Company is obligated to issue pursuant to the terms of the Business Combination Agreement.

The Business Combination Agreement, subject to the terms and conditions set forth therein, provides that Athena will issue up to an aggregate 10,500,000 shares of its common stock (the “Earnout Shares”) to Ace Green Recycling’s shareholders and up to an aggregate of 1,500,000 shares of its common stock to Sponsor based on the trading prices of Athena’s common stock during the five-year period following the closing of the Merger (the “Closing”).

Voting and Support Agreements

In connection with the execution of the Business Combination Agreement, Sponsor entered into a Voting and Support Agreement (the “Sponsor Support Agreement”) with Athena and Ace Green Recycling, pursuant to which Sponsor has agreed to, among other things, (a) vote at any meeting of Athena shareholders to be called for approval of the Business Combination Agreement, the Merger, and the other Transactions all shares of Athena Class A Common Stock (together with any warrants to acquire Athena Class A Common Stock, the “Sponsor Securities”) beneficially owned or thereafter acquired in favor of the Business Combination Agreement, the Merger, and the other Transactions, (b) be bound by certain other covenants and agreements related to the Transactions and (c) be bound by certain transfer restrictions with respect to the Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

In connection with the execution of the Business Combination Agreement, certain Ace Green Recycling shareholders entered into a Voting and Support Agreement (the “Ace Green Recycling Support Agreement”) with Athena and Ace Green Recycling, pursuant to which each such Ace Green Recycling shareholder has agreed to, among other things, (a) vote at any meeting of Ace Green Recycling’s shareholders to be called for approval of, among other things, the Business Combination Agreement and the Transactions all of such Ace Green Recycling shareholder’s shares of Ace Green Recycling common stock (the “Ace Green Recycling Securities”) beneficially owned or thereafter acquired in favor of the Transactions, (b) be bound by certain other covenants and agreements related to the Transactions and (c) be bound by certain transfer restrictions with respect to the Ace Green Recycling Securities, in each case, on the terms and subject to the conditions set forth in the Ace Green Recycling Support Agreement.

Lock-Up Agreements

In connection with the Closing, certain Ace Green Recycling shareholders will each enter into an agreement (the “Ace Green Recycling Shareholder Lock-Up Agreement”) providing that each such Ace Green Recycling shareholder will not, subject to certain exceptions, transfer its shares of Athena common stock during the period commencing on the closing date of the business combination and ending 180 days thereafter.

In connection with the Closing, Sponsor will enter into an agreement (the “Sponsor Lock-Up Agreement”) providing that Sponsor will not, subject to certain exceptions, transfer its shares of Athena common stock during the period commencing on the closing date of the business combination and ending 180 days thereafter.

New Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, certain Ace Green Recycling equityholders, Sponsor and Athena will enter into a Registration Rights Agreement (the “New Registration Rights Agreement”), pursuant to which Athena will agree to register for resale certain shares of Athena’s common stock and other equity securities of Athena that are held by the parties thereto. Pursuant to the New Registration Rights Agreement, Athena will agree to file a shelf registration statement registering the sale or resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) within 30 days after the closing date of the business combination. Athena will also agree to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement will also provide that Athena will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

Waiver of Deferred Underwriting Fee

On January 28, 2025, Citigroup Global Markets Inc., as representative of the underwriters (“Citigroup”), agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Ace Green Recycling, as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Ace Green Recycling.

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

On April 19, 2023, the Company entered into a business combination agreement with the Air Water Company in order to effect a Business Combination, but then terminated the agreement on December 13, 2023 by entering into a mutual release agreement. On December 4, 2024, the Company, the Sponsor, Ace Green Recycling and Merger Sub, entered into the Business Combination Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) Merger Sub will merge with and into Ace Green Recycling (the “Merger”), with Ace Green Recycling surviving the Merger as a wholly owned subsidiary of the Company and the security holders of Ace Green Recycling becoming security holders of the Company and (b) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (together with the Merger, the “Transactions”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination with Ace Green Recycling will be successful.

Recent Events

Proposed Business Combination

Pursuant to the Business Combination Agreement, at the effective time of the Merger, each outstanding share of common stock of Ace Green Recycling (other than any excluded shares and dissenting shares) shall be converted into the right to receive (i) a number of shares of Company common stock equal to the a specified exchange ratio and (ii) a pro rata portion of any Earnout Shares that the Company is obligated to issue pursuant to the terms of the Business Combination Agreement.

The Business Combination Agreement, subject to the terms and conditions set forth therein, provides that Athena will issue up to an aggregate 10,500,000 shares of its common stock (the “Earnout Shares”) to Ace Green Recycling’s shareholders and up to an aggregate of 1,500,000 shares of its common stock to Sponsor based on the trading prices of Athena’s common stock during the five-year period following the closing of the Merger (the “Closing”).

Voting and Support Agreements

In connection with the execution of the Business Combination Agreement, Sponsor entered into a Voting and Support Agreement (the “Sponsor Support Agreement”) with Athena and Ace Green Recycling, pursuant to which Sponsor has agreed to, among other things, (a) vote at any meeting of Athena shareholders to be called for approval of the Business Combination Agreement, the Merger, and the other Transactions all shares of Athena Class A Common Stock (together with any warrants to acquire Athena Class A Common Stock, the “Sponsor Securities”) beneficially owned or thereafter acquired in favor of the Business Combination Agreement, the Merger, and the other Transactions, (b) be bound by certain other covenants and agreements related to the Transactions and (c) be bound by certain transfer restrictions with respect to the Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

In connection with the execution of the Business Combination Agreement, certain Ace Green Recycling shareholders entered into a Voting and Support Agreement (the “Ace Green Recycling Support Agreement”) with Athena and Ace Green Recycling, pursuant to which each such Ace Green Recycling shareholder has agreed to, among other things, (a) vote at any meeting of Ace Green Recycling’s shareholders to be called for approval of, among other things, the Business Combination Agreement and the Transactions all of such Ace Green Recycling shareholder’s shares of Ace Green Recycling common stock (the “Ace Green Recycling Securities”) beneficially owned or thereafter acquired in favor of the Transactions, (b) be bound by certain other covenants and agreements related to the Transactions and (c) be bound by certain transfer restrictions with respect to the Ace Green Recycling Securities, in each case, on the terms and subject to the conditions set forth in the Ace Green Recycling Support Agreement.

Lock-Up Agreements

In connection with the Closing, certain Ace Green Recycling shareholders will each enter into an agreement (the “Ace Green Recycling Shareholder Lock-Up Agreement”) providing that each such Ace Green Recycling shareholder will not, subject to certain exceptions, transfer its shares of Athena common stock during the period commencing on the closing date of the business combination and ending 180 days thereafter.

In connection with the Closing, Sponsor will enter into an agreement (the “Sponsor Lock-Up Agreement”) providing that Sponsor will not, subject to certain exceptions, transfer its shares of Athena common stock during the period commencing on the closing date of the business combination and ending 180 days thereafter.

New Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, certain Ace Green Recycling equityholders, Sponsor and Athena will enter into a Registration Rights Agreement (the “New Registration Rights Agreement”), pursuant to which Athena will agree to register for resale certain shares of Athena’s common stock and other equity securities of Athena that are held by the parties thereto. Pursuant to the New Registration Rights Agreement, Athena will agree to file a shelf registration statement registering the sale or resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) within 30 days after the closing date of the business combination. Athena will also agree to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement will also provide that Athena will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

Stockholder Meetings

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

On December 10, 2024, the Company held an annual meeting of its stockholders (the “2024 Annual Meeting”), at which the stockholders approved the proposal to amend the Charter to further extend the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from December 14, 2024 to September 14, 2025, provided that the Sponsor or its affiliates or permitted designees deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that has not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred. The Company filed an amendment to the Charter to reflect the accepted proposals on December 10, 2024. In connection with the 2024 Annual Meeting, 977,625 shares of the Company’s Class A common stock were redeemed.

Trust Deposits

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

On each of March 13, 2024, April 16, 2024, May 14, 2024, June 14, 2024, July 10, 2024, August 8, 2024, September 12, 2024, October 15, 2024 and November 11, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $231,800, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 14, 2024 to December 14, 2024.

On each of December 11, 2024 and January 10, 2025, the Company deposited $6,203 into the Trust Account, or an aggregate of $12,406, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 14, 2024 to February 14, 2025.

NYSE American Notifications and Delisting

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

On each of April 17, 2024 and November 20, 2024, the Company received an official notice of noncompliance from NYSE Regulation stating that we were not in compliance with NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file the Annual Report on Form 10-K by the filing due date of April 16, 2024 and Form 10-Q for the quarter ended September 30, 2024 by the filing due date of November 19, 2024, respectively (the “Filing Delinquencies”.) The Company filed its Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the three months ended March 31, 2024, the Quarterly Report on Form 10-Q for the three months ended June 30, 2024 and this Quarterly Report, and believes it has cured the Filing Delinquencies. . On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees. On December 10, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s (i) Class A common stock (ii) Units, and (iii) Warrants pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Listed Securities on NYSE American was suspended on December 10, 2024. On December 19, 2024, NYSE American filed a Form 25 to delist the Listed Securities and to remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934. Such delisting took effect approximately 10 days after the filing of Form 25, or December 30, 2024. Our Class A common stock, Units and Warrants currently trade on the OTC Pink Market under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

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

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During September 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. As of September 30, 2024, the total amount of prepaid income taxes was $475,743, and the remaining restricted cash balance amounted to $38,231.

Company Funding

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

On December 6, 2024, the Company and Sponsor entered into an Amended and Restated Subscription Agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”) pursuant to which Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000, such funded amounts, the “Polar Capital Investment”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The Subscription Agreement provides that in connection with the Polar Capital Investment, the Company will repay the entire balance of the Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 500,000 shares to be transferred and/or issued to Polar).

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through September 30, 2024 were organizational activities and those necessary to prepare for our initial public offering, described below, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2024, we had a net loss of $314,920, which consisted of operating expenses of $467,928 and income tax expenses of $38,553, offset by interest income on investments held in the Trust Account of $191,561.

For the nine months ended September 30, 2024, we had a net loss of $1,151,865, which consisted of operating expenses of $1,656,769, finance cost of $59,940 and income tax expenses of $139,657, offset by interest income on investments held in the Trust Account of $704,501.

For the three months ended September 30, 2023, we had a net loss of $548,195, which consisted of finance cost of $89,910, operating expenses of $702,851 and income tax expenses of $59,136, offset by interest income on investment held in the Trust Account of $303,702.

For the nine months ended September 30, 2023, we had a net income of $1,257,443, which consisted of interest income on investment held in the Trust Account of $5,690,465, offset by operating expenses of $3,176,587, finance cost of $89,910 and income tax expenses of $1,166,525.

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

As of September 30, 2024, the accumulated interest income earned on investments held in Trust Account amounted to $10,411,560 and total amounts withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,674,222 (net of approximately $328,000 cash deposited to Trust Account to refund the over withdrawal). In connection with the First Extension Special Meeting held on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting held on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled.

Through March 31, 2024, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $669,440. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. On April 10, 2024, the misallocated $669,440 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During September 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. As of September 30, 2024, the total amount of prepaid income taxes was $475,743, and the remaining restricted cash balance amounted to $38,231.

For the nine months ended September 30, 2024, cash used in operating activities was $2,756,485. Net loss of $1,151,865 was reduced by interest income on investments held in Trust Account of $704,501 and increased by finance costs – discount on debt issuance of $59,940 and expenses paid by related party of $133,221. Changes in operating assets and liabilities used $1,093,280 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $806,662. Net income of $1,257,443 was reduced by interest income on investments held in Trust Account of $5,690,465 and increased by finance costs – discount on debt issuance of $89,910. Changes in operating assets and liabilities provided $3,536,450 of cash for operating activities.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, there were 910,258 shares tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797. As of September 30, 2024, the Company’s excise tax payable amounted to $2,497,846.

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 10, 2024, there were 977,625 shares tendered for redemption and approximately $ 11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable. As of December 31, 2024, the Company’s aggregate excise tax payable amounted to $2,612,816.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. The Company will be required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

The Company filed a return for the 2023 excise tax liability on November 5, 2024, and as of the date of this Quarterly Report on Form 10-Q, such excise tax remains unpaid. The Company is currently evaluating its options with respect to payment of this obligation and additional excise tax payment obligations as a result of the share redemptions in 2024. If the Company is unable to pay its obligations in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from the due date of payment until paid in full.

At September 30, 2024, we had investments held in the Trust Account of $14,960,544. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest from the Trust Account to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding as of the date of this filing, to be approximately $63,600, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

At September 30, 2024, we had operating cash of $159,864, restricted cash and cash equivalents to pay tax obligations of $38,231 and a working capital deficit of $7,631,838. As of September 30, 2024, approximately $1,457,293 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. As of September 30, 2024 and December 31, 2023, there were $1,100,000 and $360,060, respectively, Working Capital Loans outstanding.

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of September 30, 2024, the Company received the full principal amount of $422,182 under this Note.

On December 6, 2024, the Company and Sponsor entered into the Subscription Agreement with Polar pursuant to which Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The Subscription Agreement provides that in connection with the Polar Capital Investment, the Company will repay the entire balance of the Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 500,000 shares to be transferred and/or issued to Polar).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by September 14, 2025 (if extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2025. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3 to the unaudited condensed financial statements) and Private Placement Warrants (see Note 4 to the unaudited condensed financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At September 30, 2024 and December 31, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Quarterly Report due to the material weakness described below.

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

The following deficiencies resulted in the Company’s inability to timely file its Annual Report on Form 10-K, the Form 10-Q for the three months ended March 31, 2024, the Form 10-Q for the three months ended June 30, 2024 and this Form 10-Q, and resulted in a material weakness in our internal control over financial reporting:

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

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of 2023 Delaware franchise tax liabilities. During September 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred.

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

As of September 30, 2024, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K or subsequent Quarterly Reports on Form 10-Q. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K or in our subsequent Quarterly Reports on Form 10-Q.

Our securities have been delisted from trading on NYSE American, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On December 19, 2024, NYSE American filed a Form 25 to delist the Company’s securities and to remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934. Such delisting took effect approximately 10 days after the filing of Form 25, or December 30, 2024. Our Class A common stock, Units and Warrants currently trade on the OTC Pink Market under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively. The Company remains subject to the periodic reporting requirements of the Exchange Act. Because our securities were delisted from NYSE American and are no longer listed on a national securities exchange, we may face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, and (iii) a less attractive acquisition vehicle to a target business in connection with an initial business combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock, Units and Warrants were delisted from NYSE American and trade on the OTC Pink Market, our Class A common stock, Units and Warrants do not qualify as covered securities under the Securities Act and we are subject to regulation in each state in which we offer our securities. Public shareholders who do not elect to redeem their Public Shares in connection with the shareholder meeting to approve the Business Combination may be unable to recover their investment except through sales of our shares on the open market or upon our liquidation or redemption of shares. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Units amounted to $14,420,146, consisting of $5,075,000 of underwriting fees, $8,881,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 14, 2025, subject to the terms of the underwriting agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated as of July 26, 2024, by and among Athena Technology Acquisition Corp. II and Athena Technology Sponsor II, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on September 27, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: February 7, 2025	By:	/s/ Isabelle Freidheim
	Name:	Isabelle Freidheim
	Title:	Chief Executive Officer
(Principal Executive Officer)

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: February 7, 2025	By:	/s/ Jennifer Calabrese
	Name:	Jennifer Calabrese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)