Form 10-K
period 2024-12-31
Athena Technology Acquisition Corp. II
filed 2025-03-21
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

At June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $14,667,826, based on the closing price of the Class A common stock reported on the NYSE American on such date.

As of March 18, 2025, there were 10,145,156 shares of Class A common stock, par value $0.0001 per share, outstanding, and 0 shares of Class B common stock, $0.0001 par value, outstanding.

Auditor Firm id: Auditor Name: WithumSmith+Brown, PC Auditor Location: New York, New York PCAOB ID: 100

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “Annual Report on Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our ability to obtain additional working capital;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to challenging market conditions;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	our securities have been delisted from trading on NYSE American, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	the lack of a market for our securities;

●	the ability of the Company to list, and maintain the listing of, its securities on a U.S. exchange before and following the closing of an initial business combination;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our identified material weakness in our internal controls over financial reporting and the restatement of our previously issued unaudited condensed financial statements;

●	our financial performance;

●	risks and uncertainties related to technology and consumer businesses; and

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

ii

PART I

References in this report to “Athena,” “we,” “us” or the “Company” refer to Athena Technology Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Athena Technology Sponsor II, LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

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

Offers an Attractive Potential Return for our Stockholders - weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

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

Prior to the consummation of the initial public offering, on August 31, 2021, the Sponsor paid $25,000 to cover certain of our offering costs in exchange for 7,362,500 shares of our Class B common stock, par value $0.0001 per share (the “founder shares”), and in November 2021, the Company effected a 1.36672326 for 1 stock split of its common stock, resulting in the Sponsor owning an aggregate of 10,062,500 founder shares. Up to 1,312,500 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In connection with the underwriters’ partial exercise of their over-allotment option on December 28, 2021, the Sponsor forfeited 1,181,250 founder shares. On June 21, 2023, the Sponsor converted 8,881,250 shares of Class B common stock held by it on a one-to-one basis into 8,881,250 shares of non-redeemable Class A common stock (the “Conversion”). The 8,881,250 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to Class B common stock before the Conversion.

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

As of December 31, 2024, there was $3,666,439 held in the Trust Account, which includes interest income available to us to complete a business combination of $395,635. There was no restricted cash and cash equivalents as of December 31, 2024.

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

Applicable exchange listing rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We will complete our initial business combination only if the post-transaction company in which our public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock or shares of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test described above. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination; however, in the event that the business combination does involve more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of seeking stockholder approval or conducting a tender offer, as applicable.

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

Each of our directors and officers at the time of the initial public offering will own founder shares and/or private placement units following the initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, or their affiliates may purchase in such transactions, subject to compliance with applicable law and exchange listing rules. However, (apart from the purchase of the private placement units) our initial stockholders, directors, officers and their affiliates have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account as of December 31, 2024 was $11.82 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares they may hold in connection with the completion of our initial business combination.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on a national securities exchange, we will be required to comply with such exchange’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or obtain a listing on a national securities exchange. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting.

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

Based on 10,145,156 shares of Class A common stock issued and outstanding as of March 18, 2025, our initial stockholders hold 8,881,250 shares of our Class A common stock and 953,750 shares of Class A common Stock underlying the 953,750 private placement units. Accordingly, the shares held by our initial stockholders represent approximately 96.9% of our outstanding Class A common stock. Our initial stockholders will count towards the quorum requirement and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and private placement shares they hold and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. Assuming that a quorum is achieved at the stockholder meeting and that the initial stockholders vote all of their shares in favor of the initial business combination at such stockholder meeting, then the business combination will be approved even if some or all of the other public stockholders do not vote in favor of the business combination. Our quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting, or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until September 14, 2025, to complete our initial business combination. If we are unable to complete our initial business combination by September 14, 2025, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by September 14, 2025.

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

Periodic Reporting and Financial Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.athenaspac.com when such reports are available on the SEC’s website. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 442 5th Avenue, New York, NY 10018 or by telephone at (970) 925-1572. The information included on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Pursuant to the Business Combination Agreement, at the effective time of the Merger, each outstanding share of common stock of Ace Green Recycling (other than any excluded shares and dissenting shares) shall be converted into the right to receive (i) a number of shares of Company common stock equal to a specified exchange ratio and (ii) a pro rata portion of any Earnout Shares (as defined below) that the Company is obligated to issue pursuant to the terms of the Business Combination Agreement.

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

Stockholder Meetings

On June 13, 2023, the Company held a special meeting of its stockholders (the “First Extension Special Meeting”), at which the stockholders approved proposals to amend the Company’s amended and restated certificate of incorporation, as amended and corrected (“Charter”) to (i) extend the date by which the Company must consummate its initial business combination from June 14, 2023 to up to March 14, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis up to nine times by an additional one month each time after June 14, 2023 (the date which is 18 months from the closing date of the IPO, the “First Current Outside Date”) until March 14, 2024 (the date which is 27 months from the closing date of the IPO), or a total of up to nine months after the First Current Outside Date, provided that the Sponsor or its affiliates or permitted designees deposit into the Trust Account the lesser of (a) $60,000 and (b) $0.03 for each share of common stock issued and outstanding that had not been redeemed in accordance with the terms of the Charter and (ii) provide holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), the right to convert any and all of their Class B common stock into the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), on a one-for-one basis prior to the closing of a business combination at the election of the holder. The Company filed an amendment to the Charter to reflect the accepted proposals on June 13, 2023. In connection with the First Extension Special Meeting, 23,176,961 shares of the Company’s Class A common stock were redeemed.

On March 12, 2024, the Company held a special meeting of its stockholders (the “Second Extension Special Meeting”), at which the stockholders approved proposals to further amend the Charter to (i) further extend the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from March 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) to December 14, 2024 (the date which is 36 months from the closing date of the IPO) provided that the Sponsor or its affiliates or permitted designees deposit into the Trust Account the lesser of (a) $40,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that had not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred and (ii) eliminate the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial business combination. The Company filed an amendment to the Charter to reflect the accepted proposals on March 12, 2024. In connection with the Second Extension Special Meeting, 910,258 shares of the Company’s Class A common stock were redeemed.

On December 10, 2024, the Company held an annual meeting of its stockholders (the “2024 Annual Meeting”), at which the stockholders approved the proposal to further amend the Charter to further extend the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from December 14, 2024 to September 14, 2025, provided that the Sponsor or its affiliates or permitted designees deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that had not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred. The Company filed an amendment to the Charter to reflect the accepted proposals on December 10, 2024. In connection with the 2024 Annual Meeting, 977,625 shares of the Company’s Class A common stock were redeemed.

Trust Deposits

On each of January 8, 2024 and February 9, 2024, the Company deposited $60,000 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month for each deposit from January 14, 2024 to March 14, 2024.

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

On each of December 11, 2024, January 10, 2025, February 10, 2025 and March 6, 2025, the Company deposited $6,203 into the Trust Account, or an aggregate of $24,812, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 14, 2024 to April 14, 2025.

NYSE American Notifications and Delisting

On July 17, 2023, our Board of Directors authorized the transfer of the listing of our Class A common stock, redeemable warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share (the “Warrants”), and units, each consisting of one share of Class A common stock and one-half of one Warrant (the “Units” and together with the Class A common stock and the Warrants, the “Listed Securities”), from the New York Stock Exchange (the “NYSE”) to the NYSE American LLC (the “NYSE American”). The listing and trading of the Listed Securities on the NYSE ended at market close on July 20, 2023, and the trading of the Listed Securities on the NYSE American commenced at market open on July 21, 2023.

On each of April 17, 2024 and November 20, 2024, the Company received an official notice of noncompliance from NYSE Regulation stating that it was not in compliance with NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file the Annual Report on Form 10-K by the filing due date of April 16, 2024 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 by the filing due date of November 19, 2024, respectively (the “Filing Delinquencies”.) The Company filed its Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the three months ended March 31, 2024, the Quarterly Report on Form 10-Q for the three months ended June 30, 2024 and the Quarterly Report on Form 10-Q for the three months ended September 30, 2024, and believed it had cured the Filing Delinquencies. On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees. On December 10, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation determined to commence proceedings to delist the Company’s (i) Class A common stock (ii) Units, and (iii) Warrants pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Listed Securities on NYSE American was suspended on December 10, 2024. On December 19, 2024, NYSE American filed a Form 25 to delist the Listed Securities and to remove such securities from registration under Section 12(b) of the Exchange Act. Such delisting took effect approximately 10 days after the filing of Form 25, or December 30, 2024. Our Class A common stock, Units and Warrants currently trade on OTC Markets OTCPK under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in this section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	newly formed company without an operating history;

●	delay in receiving distributions from the Trust Account;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	deviation from acquisition criteria;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the Trust Account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our Sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	dependence on key personnel;

●	conflicts of interest of our Sponsor, officers and directors;

●	our securities have been delisted from trading on NYSE American, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	warrants adverse effect on the market price of our shares of common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our shares of common stock;

●	our ability to consummate an initial business combination due to challenging market conditions;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	impact of rising inflation and interest rates;

●	uncertainty concerning the applicability of the Investment Company Act to special purpose acquisition companies;

●	impact of the excise tax included in the Inflation Reduction Act of 2022 on the value of our securities following the business combination and the amount of funds available for distribution;

●	tax consequences to business combinations;

●	exclusive forum provisions in our amended and restated certificate of incorporation; and

●	our ability to continue as a going concern.

Risks Relating to our Search for, Consummation of, or Inability to Consummate a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares and private placement shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law or applicable stock exchange listing rules, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares and private placement shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. For more information, see Part I, Item 1A, “Risk Factors–Risks Relating to our Search for, Consummation of, or Inability to Consummate a Business Combination and Post-Business Combination Risks–If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.”

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and private placement shares. Based on 10,145,156 shares of Class A common stock issued and outstanding as of March 18, 2025, our initial stockholders hold 8,881,250 shares of our Class A common stock and 953,750 shares of Class A common Stock underlying the 953,750 private placement units. Accordingly, the shares held by our initial stockholders represent approximately 96.9% of our outstanding Class A common stock. Our initial stockholders will count towards the quorum requirement and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and private placement shares they hold and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. Assuming that a quorum is achieved at the stockholder meeting and that the initial stockholders vote all of their shares in favor of the initial business combination at such stockholder meeting, then the business combination will be approved even if some or all of the other public stockholders do not vote in favor of the business combination. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

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

At the time we enter into an agreement for our initial business combination, including at the time we entered into our existing Business Combination Agreement, we will not (or did not) know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination by September 14, 2025 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by September 14, 2025. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by September 14, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $11.82 per share based on the amount held in the Trust Account as of December 31, 2024, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by September 14, 2025. Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $11.82 per share based on the amount held in the Trust Account as of December 31, 2024, or less than such amount in certain circumstances, and our warrants will expire worthless.

Further, on December 4, 2024, the Company, the Sponsor, Ace Green Recycling, and Merger Sub, entered into a business combination agreement, which contains a number of closing conditions, including the listing of the Company’s securities on The Nasdaq Stock Market, LLC (“Nasdaq”), that if not satisfied could cause the termination of the proposed business combination. If the Company is unable to consummate the proposed business combination with Ace Green Recycling pursuant to the terms and conditions of the Business Combination Agreement or is unable to complete an initial business combination with another target by September 14, 2025, the Company would cease all operations except for the purpose of winding up, redeem the public shares as described above and liquidate and dissolve, subject in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Challenging market conditions have caused an increasing number of special purpose acquisition companies to be unable to complete an initial business combination.

In recent years, an increasing number of special purpose acquisition companies have liquidated due to an inability to complete an initial business combination due to competition for available targets with attractive fundamentals or business models as well as challenging market conditions impacted by geopolitical tensions, economic and political uncertainty and trade issues. Further, challenges in the market for so-called PIPE transactions may limit our ability to secure additional financing in an initial business combination, which may in turn result in our inability to consummate an initial business combination. Any of the abovementioned factors, or any other negative impact on the global economy or capital markets or other geopolitical tensions and political uncertainty, could adversely affect our consummation of a business combination. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

If we seek stockholder approval of our initial business combination, our Sponsor, initial stockholders, directors, executive officers and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and stock exchange listing rules.

However, other than as expressly stated herein, our initial stockholders, directors, officers and their affiliates have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 14, 2025 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination by September 14, 2025, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by September 14, 2025 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond September 14, 2025 before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

If our available working capital funds are insufficient to allow us to operate for at least until September 14, 2025, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the private placement units, only $1,450,000 were available to us initially outside the Trust Account to fund our working capital requirements and, as of December 31, 2024, all such funds have been extinguished. We believe that the funds available to us outside of the Trust Account acquired through fundraising subsequent to the initial public offering will be sufficient to allow us to operate for at least until September 14, 2025; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $11.82 per share based on the amount held in the Trust Account as of December 31, 2024, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than the $11.82 per share held in the Trust Account as of December 31, 2024.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $11.82 per public share held in the Trust Account as of December 31, 2024, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 14, 2025 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following September 14, 2025 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 14, 2025 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls for the year ended December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

As described in Part II, Item 9A. Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2024 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described herein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional deficiencies or material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed or continue to not be filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. The existence of material weaknesses or deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weakness in our internal control over financial reporting, as described in Part II, Item 9A. Controls and Procedures.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our shares of common stock, and amending our public warrant agreement (as may be amended and restated, our “public warrant agreement”) requires a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our Sponsor or its affiliates in the initial public offering or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by September 14, 2025 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered in the initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the sale of private placement units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our shares of common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our shares of common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own approximately 96.9% of our shares of common stock (including the private placement shares), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 14, 2025 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

As of the date of this Annual Report on Form 10-K, our initial stockholders own approximately 96.9% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

The number of founder shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25.28% of the outstanding shares of common stock (including the public shares, private placement units and founder shares) after the initial public offering. Up to 1,312,500 of the founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment was exercised. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 953,750 private placement units at a price of $10.00 per unit, or $9,537,500, that will also be worthless if we do not complete our initial business combination. Each private placement unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. These securities will also be worthless if we do not complete an initial business combination and our Sponsor and members of our board of directors acquired founder shares for approximately $0.003 per share and we offered units at a price of $10.00 per unit in the initial public offering; as a result, our Sponsor and members of our board of directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as September 14, 2025 nears, which is the deadline for our completion of an initial business combination.

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

On December 19, 2024, NYSE American filed a Form 25 to delist the Company’s securities and to remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934 because we failed to consummate a business combination within 36 months of our initial public offering as required by the NYSE American rules. Such delisting took effect approximately 10 days after the filing of Form 25, or December 30, 2024. Our Class A common stock, Units and Warrants currently trade on the OTC Markets OTCPK under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively. The Company remains subject to the periodic reporting requirements of the Exchange Act. Because our securities were delisted from NYSE American and are no longer listed on a national securities exchange, we may face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, and (iii) a less attractive acquisition vehicle to a target business in connection with an initial business combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock, Units and Warrants were delisted from NYSE American and trade on OTC Markets OTCPK, our Class A common stock, Units and Warrants do not qualify as covered securities under the Securities Act and we are subject to regulation in each state in which we offer our securities. Public shareholders who do not elect to redeem their Public Shares in connection with the shareholder meeting to approve the Business Combination may be unable to recover their investment except through sales of our shares on the open market or upon our liquidation or redemption of shares. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the $11.82 per share held in the Trust Account as of December 31, 2024.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the $11.82 per share held in the Trust Account as of December 31, 2024.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 14, 2025 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity; or (iii) absent an initial business combination by September 14, 2025, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. In an effort to mitigate the risk of that result we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such a change, we would likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

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

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, in our discretion (assuming that we are to amend our Amended and Restated Certificate of Incorporation to extend the amount of time we have to complete our initial business combination beyond the 18 months from the closing of our initial public offering currently available), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2024, there were 89,854,844 and 10,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants. Immediately after the initial public offering, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond September 14, 2025 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address the U.S. federal income tax implications of instruments similar to our units, their treatment for U.S. federal income tax purposes is uncertain, and the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-half of one redeemable warrant included in each unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. In addition, if we are determined to be a personal holding company for U.S. federal income tax purposes, our undistributed taxable income would be subjected to an additional 20% federal income tax, which would reduce the net after-tax amount of interest income earned on the funds placed in our Trust Account. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in our units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares suspend the running of a U.S. holder’s holding period for purposes of determining whether (i) any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss, (ii) any dividends we pay would be considered “qualified dividends” for U.S. federal income tax purposes and (iii) any dividend we pay would be eligible for the corporate dividends-received deduction. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

A 1% U.S. federal excise tax has been and may be imposed in the future on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded U.S. corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities were trading on the NYSE or NYSE American at the time of redemptions, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on June 13, 2023, there were 23,176,961 shares tendered for redemption and approximately $239,604,919 was paid out of the Trust Account to the redeeming stockholders. The Company recorded 1% excise tax based on the amount redeemed or an aggregate amount of $2,396,049 excise tax payable as of December 31, 2023.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, there were 910,258 shares tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797.

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 10, 2024, there were 977,625 shares tendered for redemption and approximately $11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable. As of December 31, 2024, the Company’s aggregate excise tax payable amounted to $3,501,166 including interest and penalties.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $3,284.389.20 is payable with respect to our 2023 excise tax liability and associated interest and penalties. The amount payable will continue to increase until paid as a result of penalties and interest. The Company recognized a total of $888,340 in interest and penalties with respect to the 2023 excise tax liability through December 31, 2024. The Company will be required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

The Company filed a return for the 2023 excise tax liability on November 5, 2024, and as of the date of this Annual Report on Form 10-K, such excise tax remains unpaid. The Company is currently evaluating its options with respect to payment of this obligation and additional excise tax payment obligations as a result of the share redemptions in 2024. To the extent the Company has not and does not timely pay its obligations in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from the due date of payment until paid in full.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and in the future may be required to comply with additional such requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), we have determined that if the Company is unable to complete a business combination by September 14, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are traded on OTC Markets OTCPK under the symbols “ATEK.U,” “ATEK” and “ATEK WS,” respectively. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 18, 2025, there were two holders of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants. The actual number of stockholders of our common stock is greater than the number of record holders and includes stockholders whose common stock are held in street name by brokers and other nominees.

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

At the closing of our initial public offering, on December 14, 2021, we paid a total of $5,000,000 in underwriting fees and $463,896 for other costs and expenses related to the initial public offering. In addition, on December 9, 2021, the underwriters agreed to defer $8,956,250 in underwriting fees. On January 28, 2025, Citigroup Global Markets Inc., as representative of the underwriters (“Citigroup”), agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and us upon the successful business combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful business combination.

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

Overview

Athena Technology Acquisition Corp. II was incorporated in Delaware on May 20, 2021. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet consummated (a “Business Combination”).

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

New Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, certain Ace Green Recycling equity holders, Sponsor and Athena will enter into a Registration Rights Agreement (the “New Registration Rights Agreement”), pursuant to which Athena will agree to register for resale certain shares of Athena’s common stock and other equity securities of Athena that are held by the parties thereto. Pursuant to the New Registration Rights Agreement, Athena will agree to file a shelf registration statement registering the sale or resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) within 30 days after the closing date of the business combination. Athena will also agree to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement will also provide that Athena will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

Stockholder Meetings

On June 13, 2023, the Company held a special meeting of its stockholders (the “First Extension Special Meeting”), at which the stockholders approved proposals to amend the Company’s amended and restated certificate of incorporation, as amended and corrected (“Charter”) to (i) extend the date by which the Company must consummate its initial business combination from June 14, 2023 to up to March 14, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis up to nine times by an additional one month each time after June 14, 2023 (the date which is 18 months from the closing date of the IPO, the “First Current Outside Date”) until March 14, 2024 (the date which is 27 months from the closing date of the IPO), or a total of up to nine months after the First Current Outside Date, provided that the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $60,000 and (b) $0.03 for each share of common stock issued and outstanding that has not been redeemed in accordance with the terms of the amended Charter and (ii) provide holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), the right to convert any and all of their Class B common stock into the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), on a one-for-one basis prior to the closing of a business combination at the election of the holder. The Company filed an amendment to the Charter to reflect the accepted proposals on June 13, 2023. In connection with the First Extension Special Meeting, 23,176,961 shares of the Company’s Class A common stock were redeemed.

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

On each of December 11, 2024, January 10, 2025, February 10, 2025 and March 6, 2025, the Company deposited $6,203 into the Trust Account, or an aggregate of $24,812, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 14, 2024 to April 14, 2025.

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

On each of April 17, 2024 and November 20, 2024, the Company received an official notice of noncompliance from NYSE Regulation stating that it was not in compliance with NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file the Annual Report on Form 10-K by the filing due date of April 16, 2024 and the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 by the filing due date of November 19, 2024, respectively (the “Filing Delinquencies”.) The Company filed its Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the three months ended March 31, 2024, the Quarterly Report on Form 10-Q for the three months ended June 30, 2024 and the Quarterly Report on Form 10-Q for the three months ended September 30, 2024, and believed it had cured the Filing Delinquencies. On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees. On December 10, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s (i) Class A common stock (ii) Units, and (iii) Warrants pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Listed Securities on NYSE American was suspended on December 10, 2024. On December 19, 2024, NYSE American filed a Form 25 to delist the Listed Securities and to remove such securities from registration under Section 12(b) of the Exchange Act. Such delisting took effect approximately 10 days after the filing of Form 25, or December 30, 2024. Our Class A common stock, Units and Warrants currently trade on OTC Markets OTCPK under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

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

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During September 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. As of December 31, 2024, the total amount of prepaid income taxes was $439,137, and the remaining restricted cash balance amounted to $0.

Company Funding

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of December 31, 2024, the Company received the full principal amount of $422,182 under this note.

On October 10, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to the Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The note is payable in full upon the earlier of (a) April 10, 2026 (b) the date the Company consummates a business combination. The Company drew $800,000 from this note on April 10, 2024 to replenish the misallocated Restricted Funds.

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

On February 9, 2025, the Company and Sponsor entered into a Subscription Agreement (the “February 2025 Subscription Agreement”) with Kevin Wright and Jeanine Percival Wright Revocable Trust (the “Investor”) pursuant to which the Investor contributed an additional $500,000 to Sponsor (the “Contribution”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The February 2025 Subscription Agreement provides that in connection with the Contribution, the Company will repay the entire balance of the Contribution to the Investor within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 300,000 shares of Class A common stock to the Investor immediately prior to the closing of an initial Business Combination of the Company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for our initial public offering, described below, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2024, we had a net loss of $2,648,946, which consisted of operating expenses of $3,402,952 and finance cost of $78,039, offset by interest income on investments held in the Trust Account of $850,641.

For the year ended December 31, 2023, we had a net income of $1,339,504, which consisted of interest income on investment held in the Trust Account of $6,009,585, offset by operating expenses of $3,528,434, finance cost of $179,819 and income tax expenses of $820,571.

Liquidity, Capital Resources and Going Concern

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

Offering costs for our initial public offering amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. The $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a business combination by September 14, 2025, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful business combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful business combination, thus, as of December 31, 2024, the full amount of $8,956,250 remains outstanding.

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

As of December 31, 2024, the accumulated interest income earned on investments held in Trust Account amounted to $21,929,730 and total amounts withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,674,222 (net of approximately $328,000 cash deposited to Trust Account to refund the over withdrawal). In connection with the First Extension Special Meeting held on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting held on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Third Extension Special Meeting held on December 10, 2024, there were 977,625 shares of the Company’s Class A common stock redeemed. On December 11, 2024, $ 11,497,959 was withdrawn from the Trust Account to pay the redeeming holders and the 977,625 shares of the Company’s Class A common stock that were redeemed were cancelled.

Through March 31, 2024, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $669,440. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. On April 10, 2024, the misallocated $669,440 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. As of December 31, 2024, the total amount of prepaid income taxes was $439,137, and the remaining restricted cash balance amounted to $0.

For the year ended December 31, 2024, cash used in operating activities was $2,944,606. Net loss of $2,648,946 was reduced by interest income on investments held in Trust Account of $850,641 and increased by finance costs – amortization of debt issuance of $78,039 and expenses paid by related party of $175,323. Changes in operating assets and liabilities used $301,619 of cash for operating activities. Net cash provided by investing activities was $21,571,727 which consisted of cash withdrawn from Trust Account in connection with redemption of $21,677,622, cash withdrawn from Trust Account to pay franchise and income taxes of $252,108, and cash deposited to Trust Account for extension payments of $358,003. Net cash used in financing activities was $20,309,754, which consisted of redemptions of Class A common stock of $21,677,622, proceeds from convertible and promissory notes of $1,422,182, and reimbursements to related party of $54,314.

For the year ended December 31, 2023, cash used in operating activities was $896,106. Net income of $1,339,504 was reduced by interest income on investments held in Trust Account of $6,009,585 and increased by finance costs – amortization of debt issuance of $179,819 and expenses paid by related party of $80,020. Changes in operating assets and liabilities used $3,514,136 for operating activities. Net cash provided by investing activities was $241,607,033, which consisted of cash withdrawn from Trust Account in connection with redemption of $239,604,919, cash withdrawn from Trust Account to pay franchise and income taxes of $2,749,989, cash deposited to Trust Account for extension payments of $420,000, and cash deposited to Trust Account to refund over withdrawal of $327,875. Net cash used in financing activities was $239,304,919, which consisted of redemptions of Class A common stock of $239,604,919 and proceeds from promissory note of $300,000.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on June 13, 2023, there were 23,176,961 shares tendered for redemption and approximately $239,604,919 was paid out of the Trust Account to the redeeming stockholders. The Company recorded 1% excise tax based on the amount redeemed or an aggregate amount of $2,396,049 excise tax payable as of December 31, 2023.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, there were 910,258 shares tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797.

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 10, 2024, there were 977,625 shares tendered for redemption and approximately $11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable. As of December 31, 2024, the Company’s aggregate excise tax payable, including interest and penalties, amounted to $3,501,166.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $3,284.389.20 is payable with respect to our 2023 excise tax liability and associated interest and penalties. The amount payable will continue to increase until paid as a result of penalties and interest. As of the date of filing of these financial statements, the Company has not yet paid the amount due. The Company recognized a total of $888,340 in interest and penalties with respect to the 2023 excise tax liability through December 31, 2024. The Company will be required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

The Company filed a return for the 2023 excise tax liability on November 5, 2024, and as of the date of this Annual Report on Form 10-K, such excise tax remains unpaid. The Company is currently evaluating its options with respect to payment of this obligation and additional excise tax payment obligations as a result of the share redemptions in 2024. To the extent the Company has not and does not timely pay its obligations in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from the due date of payment until paid in full.

At December 31, 2024, we had investments held in the Trust Account of $3,666,439. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest from the Trust Account to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding as of the date of this filing, to be approximately $63,600, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

At December 31, 2024, we had operating cash of $142,260, restricted cash and cash equivalents to pay tax obligations of $0 and a working capital deficit of $9,284,859. As of December 31, 2024, approximately $850,640 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of December 31, 2024, the Company received the full principal amount of $422,182 under this note.

On October 10, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to the Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The note is payable in full upon the earlier of (a) April 10, 2026 (b) the date the Company consummates a business combination. The Company drew $800,000 from this note on April 10, 2024 to replenish the misallocated Restricted Funds.

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

Total borrowings under the Working Capital Loans structure as of December 31, 2024 and 2023 were $1,155,205 and $360,060, respectively.

On February 9, 2025, the Company and Sponsor entered into a Subscription Agreement (the “February 2025 Subscription Agreement”) with Kevin Wright and Jeanine Percival Wright Revocable Trust (the “Investor”) pursuant to which the Investor contributed an additional $500,000 to Sponsor (the “Contribution”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The February 2025 Subscription Agreement provides that in connection with the Contribution, the Company will repay the entire balance of the Contribution to the Investor within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 300,000 shares of Class A common stock to the Investor immediately prior to the closing of an initial Business Combination of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by September 14, 2025 (if extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2025. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to deferred underwriting commissions of $0.35 per unit ($0.55 per unit from the over-allotment units), or $8,956,250 from the closing of the initial public offering and the over-allotment units. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful business combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful business combination, thus, as of September 30, 2024, the full amount of $8,956,250 remains outstanding.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3 to the consolidated financial statements) and Private Placement Warrants (see Note 4 to the consolidated financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At December 31, 2024 and 2023, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended December 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the period.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own shares of common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7 to the consolidated financial statements, the Company determined that upon review of the warrant agreements, the public warrants and private placement warrants issued pursuant to the warrant agreements qualify for equity accounting treatment.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-29 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024 due to the material weakness described below.

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

The following deficiencies resulted in the Company’s inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2023, the Quarterly Report on Form 10-Q for the three months ended March 31, 2024, the Quarterly Report on Form 10-Q for the three months ended June 30, 2024 and the Quarterly Report on Form 10-Q for the three months ended September 30, 2024, and resulted in a material weakness in our internal control over financial reporting.

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

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred, and $61,891 of its 2024 Delaware franchise tax liabilities.

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

As of December 31, 2024, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain an effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Isabelle Freidheim	44	Chief Executive Officer and Chairperson of the Board of Directors
Jennifer Calabrese	54	Chief Financial Officer
Kirthiga Reddy	53	President and Director
Judith Rodin	80	Director
Sharon Brown-Hruska	65	Director
Trier Bryant	40	Director
Carolyn Trabuco	55	Director

Isabelle Freidheim has served as our Chief Executive Officer since August 2021 and as Chairperson of the Board of Directors since November 2021. Isabelle was the founder and Chair of Athena Technology Acquisition Corp. She was the founder and managing partner of Athena Capital, an investment management firm. She is also the founder of Athena Consumer Acquisition Corp. and served as its Chairperson of the Board of Directors from June 2021 to October 2023. She is a venture capitalist and entrepreneur; she is the co-founder of Magnifi, a fintech company, and was a co-founder and managing partner of Castle VC (formerly Starwood VC), a venture investment firm, and a venture partner at MissionOG, a venture capital firm. She currently serves on the board of directors of Next.e.GO N.V. (NASDAQ: EGOX) and served on the board of directors of The Growth For Good Acquisition Corporation (Nasdaq: GFGDU).

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

Judith Rodin, PhD has served as one of our directors since August 2021. Dr. Rodin served as the President of The Rockefeller Foundation, which supports efforts to combat global social, economic, health and environmental challenges, from March 2005 to January 2017. From 1994 to 2004, Dr. Rodin served as the President of the University of Pennsylvania, as well as a professor of psychology and of medicine and psychiatry at the University of Pennsylvania. Before that, Dr. Rodin chaired the Department of Psychology at Yale University, and also served as the dean of the Graduate School of Arts and Sciences and provost, and served as a faculty member at the university for 22 years. Dr. Rodin served as a director of Athena Technology Acquisition Corp. one of the first all women SPACs. Dr. Rodin has served as the chair of the board of Prodigy Services Limited, a fintech platform, since 2019, and a member of the board and a member of the nominating and governance committee of Laureate Education, a higher education institution, since 2013. From 2002 to 2018, Dr. Rodin served as a member of the board of directors and a member of the audit and compensation committees of Comcast Corporation (Nasdaq: CMCSA). From 1997 to 2013, Dr. Rodin served as a member of the board of directors and a member of the audit committee of American Airlines Group (formerly known as AMR Corporation) (Nasdaq: AAL). From 2004 to 2017, Dr. Rodin served as a member of the board of directors and a member of both the nominating and governance and the compensation committees of Citigroup Inc. Dr. Rodin earned a B.A. in Psychology from the University of Pennsylvania and a Ph.D. in Psychology from Columbia University. Dr. Rodin is well-qualified to serve on our Board due to her extensive experience in higher education and philanthropy.

Sharon Brown-Hruska, PhD has served as one of our directors since December 2021. Dr. Hruska has been a Principal of Hruska Economics, LLC since October 2021, where she works with nonprofit entities, associations, corporate clients, and government to facilitate practical and market-based solutions to our toughest social and economic challenges. She also has served as an independent director and the chair of the Regulatory Oversight Committee of FMX Futures Exchange, L.P. since December 2021. She has served on the Management Board of PRIME Finance Foundation since October 2021, and previously served on the Board of the PRIME Finance Dispute Resolution and Education Foundation from November 2017 to January 2019. As a financial economist and former regulator, Dr. Hruska has over three decades of experience in public policy, leadership and administration, including as Chief Economist of the U.S. Department of State from January 2019 to January 2021, and as Commissioner from July 2002 to July 2006 of the U.S. Commodity Futures Trading Commission. In addition to her public service, she is an affiliated consultant of National Economic Research Associates, where she was Managing Director and Partner in the Global Securities and Finance Practice, from July 2006 to January 2019. She served as a Public Director of MarketAxess Holdings, Inc. (Nasdaq: MKTX) and on its Corporate Governance Committee from April 2010 to April 2013. She served as a Public Director on the Electronic Liquidity Exchange from May 2009 to September 2016 and as a Trustee on the International Securities Exchange Trust from December 2007 to June 2016.

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

Trier Bryant has served as one of our directors since December 2022. She is the founder of TrierBryant.com, a consulting firm that advises organizations on strategies and tactics to improve their workplace culture. Ms. Bryant is also the co-founder of Just Work LLC, a professional services firm, and Pathfinder 1963 LLC, a diversity, equity and inclusion (“DEI”) and human resources (“HR”) consulting firm, which she founded in February 2019. Previously, Ms. Bryant was General Partner and President of 82VS, the venture creation arm of Alloy Therapeutics, where she supported cutting-edge innovators launching companies to bring drug discoveries to market. From March 2020 to January 2021, Ms. Bryant was the first Chief People Officer (CPO) at Astra, an aerospace company building low orbital rockets. From April 2019 to March 2020, she was also the VP of People and Workplace Experience at SigFig, a global FinTech company. From February 2016 to May 2018, Ms. Bryant was the Global Head of Revenue, G&A (Corporate Functions), University, and Diversity Recruiting at Twitter. Before Twitter, Ms. Bryant spent three years (2013-2016) as the VP of Global Diversity Talent Acquisition at Goldman Sachs. Additionally, from 2013 to 2014, Ms. Bryant served as the Chief of Staff to the Global Head of Talent Acquisition at Goldman Sachs. Ms. Bryant serves as a Board Member for Athena SPACs and Campaign Zero, a non-profit committed to ending police violence in America. Ms. Bryant built her professional foundation as an officer in the United States Air Force across seven years of active duty service (2006-2013). Prior to leaving the military, Ms. Bryant was by-name-requested by the Pentagon to return to the Air Force Academy to spearhead DEI and talent development initiatives for the Air Force Academy, Air Force, and the Department of Defense (DoD). Ms. Bryant earned a B.S. in Systems Engineering with a minor in Spanish and Leadership from the United States Air Force Academy. Ms. Bryant is well qualified to serve on the Company’s Board because of her in-depth experience in human resources and DEI at several different companies.

Carolyn Trabuco has served as one of our directors since October 2024. She is a co-founder and has served as a director of Azul Linhas Aéreas Brasileiras SA (NYSE: AZUL), a Brazilian airline, since 2008. She has also served as a director of Shimmick Corporation (Nasdaq: SHIM) since 2023, where she serves as the Chair of the Compensation and Human Capital Committee and as a member of the Governance and Audit Committees, and a director of Critical Metals Corp. (Nasdaq: CRML) since 2024, where she serves as a member of the Audit and Compensation Committees. Ms. Trabuco served as a director of Sizzle Acquisition Corp. (Nasdaq: SZZL) from 2022 to 2023. She is also the founder of Thistledown Advisory Group, LLC, a strategic advisory firm, a position she has held since 2017. Ms. Trabuco served as Managing Director at Cornerstone Capital Group in 2016, where she created original research in the field of ESG to be used alongside traditional financial analysis. From 2009 to 2014, Ms. Trabuco served as Senior Vice President and Senior Analyst at Phibro Trading LLC and Astenbeck Capital Markets, respectively. Prior to that, Ms. Trabuco was a portfolio manager and senior equity research analyst at Pequot Capital Management where she established the firm’s investment presence in global metals, mining and steel and in Brazil. Ms. Trabuco began her investment career in Equity Research at Fidelity Investments and later at the Wall Street firms Lehman Brothers, Montgomery Securities and First Union Capital Markets. She is also an adjunct professor of finance at Sacred Heart University. Ms. Trabuco holds a bachelor’s degree in art history from Georgetown University and a master’s degree in public administration from Sacred Heart University. Ms. Trabuco is well-qualified to serve on the Athena Board given her extensive experience with public companies and finance.

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of six members: Isabelle Freidheim, Kirthiga Reddy, Judith Rodin, Sharon Brown-Hruska, Trier Bryant and Carolyn Trabuco. As set forth in our Charter, the Board is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election (except for those directors appointed prior to our first annual meeting of stockholders). The current class structure is as follows: Class I, whose current term will expire at the 2026 Annual Meeting; Class II, whose term will expire at the 2027 Annual Meeting of Stockholders; and Class III, whose term will expire at the 2025 Annual Meeting of Stockholders. The current Class I Director is Trier Bryant and Carolyn Trabuco; the current Class II Directors are Judith Rodin and Sharon Brown-Hruska; and the current Class III Directors are Isabelle Freidheim and Kirthiga Reddy.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Certificate of Incorporation.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, applicable stock exchange listing standards and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, applicable stock exchange listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Sharon Brown-Hruska, Trier Bryant and Carolyn Trabuco serve as members of our audit committee, and Sharon Brown-Hruska chairs the audit committee. Under applicable stock exchange listing standards and SEC rules, all the directors on the audit committee must be independent and the audit committee must have at least three members. Each of Sharon Brown-Hruska, Trier Bryant and Carolyn Trabuco meet the independent director standard under applicable stock exchange listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that each of Sharon Brown-Hruska and Carolyn Trabuco qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

During the Company’s 2024 fiscal year, Sharon Brown-Hruska served as chair and Randi Zuckerberg and Trier Bryant served as members of the audit committee. In July 2024, Ms. Zuckerberg resigned as a member of the Board and as a member of the audit committee. In October 2024, Ms. Trabuco was appointed to the Board and as a member of the audit committee.

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

During the Company’s 2024 fiscal year, Randi Zuckerberg served as chair and Judith Rodin served as a member of the compensation committee. In July 2024, Ms. Zuckerberg resigned as a member of the Board and as a member and Chair of the compensation committee. In connection with Ms. Zuckerberg’s resignation, the Board appointed Sharon Brown-Hruska to serve as a member of the compensation committee and Judith Rodin to serve as Chair of the compensation committee

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by applicable listing exchange rules and the SEC.

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

The nominating and corporate governance committee is governed by a charter that complies with applicable listing exchange rules.

During the Company’s 2024 fiscal year, Judith Rodin served as chair and Randi Zuckerberg served as a member of the nominating and corporate governance committee. In July 2024, Ms. Zuckerberg resigned as a member of the Board and as a member of the nominating and corporate governance committee. In connection with Ms. Zuckerberg’s resignation, the Board appointed Trier Bryant to serve as a member of the nominating and corporate governance committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, and rules of the SEC thereunder, require our directors, officers and persons who own more than 10% of our Class A common stock to file initial reports of their ownership of our Class A common stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our Class A common stock are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports and amendments thereto received by us and written representations from these persons that no other reports were required, we believe that during the fiscal year ended December 31, 2024, our directors, officers and owners of more than 10% of our Class A common stock complied with all applicable filing requirements except that Jenn Calabrese filed one late Form 3.

Code of Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics in the “Governance” section of our website located at www.athenaspac.com. In addition, we intend to post on our website all disclosures that are required by law or applicable listing exchange rules concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the NYSE American. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Isabelle Freidheim	Athena Technology Sponsor II, LLC	Technology, consumer, tech-enabled retail/consumer and direct to consumer	Managing Member
Jennifer Calabrese	Calabrese Consulting, LLC	Accounting and Advisory Services	Founder and Chief Executive Officer
Kirthiga Reddy	Virtualness	Technology, e-commerce	Co-founder and CEO
	F7 Ventures	Seed investment fund	Co-founder and Investment Council
	Pear Therapeutics, Inc.	Technology, healthcare	Director
Judith Rodin	Prodigy Services Limited	Fintech	Chair of the Board
	Portfolia	Venture Investment	Director
	Laureate Education	Higher Education	Director
Sharon Brown-Hruska	Hruska Economics, LLC	Economics and Global Markets Advisory	Principal
	PRIME Finance Foundation	Non-For-Profit Foundation	Member of the Management Board
	FMX Futures Exchange, L.P.	Futures and options exchange	Director and Chair of Regulatory Oversight Committee
Trier Bryant	82VS, Alloy Therapeutics	Biotech venture capital	President
	Just Work LLC	Professional services	Co-founder and CEO
	Pathfinder 1963 LLC	DEI and HR consulting	Founder and CEO
Carolyn Trabuco	Thistledown Advisory Group, LLC Azul Linhas Aéreas Brasileiras SA Shimmick Corporation Critical Metals Corp.	Strategic Advisory Airline Water Infrastructure Mining Development	Founder Co-founder and Director Director Director

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Limitation on Liability and Indemnification of Officers and Directors

Our Charter provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Charter provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Charter. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in the initial public offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 18, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

Unless otherwise indicated, the beneficial ownership of our shares of common stock is based on 10,145,156 shares of Class A common stock issued and outstanding as of March 18, 2025, consisting of 10,145,156 shares of Class A common stock issued and outstanding and 0 shares of Class B common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock
Directors and Executive Officers
Isabelle Freidheim(2)	9,835,000	96.9%
Jennifer Calabrese	-	-
Kirthiga Reddy	-	-
Judith Rodin	-	-
Sharon Brown-Hruska	-	-
Trier Bryant	-	-
Carolyn Trabuco	-	-
All executive officers and directors as a group (seven individuals)	9,835,000	96.9%
Five Percent Holders
Athena Technology Sponsor II LLC(2)	9,835,000	96.9%

(1)	Unless otherwise noted, the business address of each of the following is 442 5th Avenue, New York, NY 10018.

(2)	Represents shares held by our Sponsor. Isabelle Freidheim is the sole managing member of our Sponsor. Ms. Freidheim has sole voting and investment discretion and sole dispositive power with respect to the common stock held of record by our Sponsor. Ms. Freidheim disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly. As previously disclosed in the Company’s Quarterly Report on Form 10-Q that was filed on November 20, 2023 for the quarter ended September 30, 2023, the Company issued two promissory notes to the Sponsor for an aggregate amount of $300,000 (the “Notes”) to pay certain working capital and proxy extension expenses. In connection with the funding of the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with Polar pursuant to which, upon the closing of the initial business combination, the Sponsor will transfer up to 300,000 shares of Class A common stock to Polar. On December 6, 2024, Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000), which in turn was loaned by Sponsor to the Company. The Company will repay the entire balance to Polar within five business days of the closing of an initial business combination of the Company and the Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial business combination of the Company (for an aggregate of 500,000 shares to be transferred and/or issued to Polar).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On August 31, 2021, the Sponsor paid certain costs totaling $25,000 on behalf of the Company as consideration for 7,362,500 shares of Class B common stock, and in November 2021, the Company effected a 1.36672326 for 1 stock split of its common stock, so that the Sponsor owned an aggregate of 10,062,500 founder shares. The founder shares will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination and are subject to certain transfer restrictions. Holders of founder shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The Sponsor agreed to forfeit up to 1,312,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. In connection with the underwriters’ partial exercise of their over-allotment option on December 28, 2021, the Sponsor forfeited 1,181,250 founder shares, resulting in the Sponsor holding 8,881,250 founder shares. On June 21, 2023, the Sponsor converted 8,881,250 shares of Class B common stock held by it on a one-to-one basis into 8,881,250 shares of non-redeemable Class A common stock. The 8,881,250 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to Class B common stock before the Conversion.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The warrants would be identical to the private placement warrants. As of December 31, 2024, the below promissory notes were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial business combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of December 31, 2024, the total outstanding balance of the Notes is $300,000, with a discount allocation of $59,940, or a net amount of $240,060.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of December 31, 2024, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of December 31, 2024, the Company received the full principal amount of $422,182 under this note.

On October 10, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to the Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The note is payable in full upon the earlier of (a) April 10, 2026 (b) the date the Company consummates a business combination. The Company drew $800,000 from this note on April 10, 2024 to replenish the misallocated Restricted Funds.

On December 6, 2024, Athena and the Sponsor entered into the Subscription Agreement with Polar pursuant to which Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000), which in turn was loaned by Sponsor to Athena to fund any additional extensions of the date by which Athena must consummate an initial business combination and to cover working capital expenses. The Subscription Agreement provides that in connection with the Polar Capital Investment, Athena will repay the entire balance of the Polar Capital Investment to Polar within five business days of the closing of an initial business combination of Athena and that the Sponsor will transfer and/or Athena will issue on Sponsor’s behalf an additional 200,000 shares of Athena Class A Common Stock to Polar immediately prior to the closing of an initial business combination of Athena (for an aggregate of 500,000 shares to be transferred and/or issued to Polar).

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on December 9, 2021 through the earlier of the consummation of a business combination and our liquidation, we agreed to pay the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative services.

For the year ended December 31, 2024, $120,000 has been paid under this agreement. For the year ended December 31, 2023, $120,000 has been paid under this agreement (which included $10,000 towards December 2021).

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

Sponsor Extension Deposits

As of the date of this Annual Report on Form 10-K, the Sponsor has deposited an aggregate of $796,612 into the Trust Account in order to extend the deadline by which the Company must consummate its initial business combination pursuant to the Charter and the amended Trust Agreement.

Calabrese Consulting, LLC

As of the date of this Annual Report on Form 10-K, the Company’s Chief Financial Officer was Ms. Jennifer Calabrese. Ms. Calabrese is the founder and Chief Executive Officer of Calabrese Consulting, LLC, a financial consulting firm which has provided accounting and financial reporting services to the Company since September 2022. To date, Calabrese Consulting, LLC has provided services to the Company totaling $148,834.

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

Director Independence

National listing exchange rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning her background, employment and affiliations, including family relationships, we have determined that each of Judith Rodin, Sharon Brown-Hruska, Trier Bryant and Carolyn Trabuco, representing a majority of our directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of any applicable stock exchange.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2024 and 2023, totaled $120,640 and $108,680, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2024 and 2023, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2024 and 2023, Withum billed an aggregate fees of $0 and $9,880, respectively.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2024 and 2023, we did not pay Withum any other fees.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

(b)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or because the information required is already included in the consolidated financial statements or the notes thereto.

(c)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of December 4, 2024, by and among Athena Technology Acquisition Corp. II, Athena Technology Sponsor II, LLC, Ace Green Recycling, Inc. and Project Atlas Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on January 20, 2022).
3.1(b)	Certificate of Correction to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on January 20, 2022).
3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 14, 2023).
3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 20, 2023).
3.1(e)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 18, 2024).
3.1(f)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 11, 2024).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
4.4	Amended and Restated Public Warrant Agreement, dated March 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 30, 2022).
4.5	Amended and Restated Private Warrant Agreement, dated March 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 30, 2022).
4.6	Description of Securities. (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 30, 2022)
10.1(a)	Letter Agreement among the Company, its officers, its directors and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 15, 2021).
10.1(b)	Joinder Agreement, dated December 8, 2022, by and between the Company and Trier Bryant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2022).
10.1(c)	Joinder Agreement, dated October 30, 2024, by and between the Company and Carolyn Trabuco (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on November 1, 2024).

10.2	Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 15, 2021).
10.3	Registration Rights Agreement, dated December 9, 2021, by and among the Company and Athena Technology Sponsor II LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 15, 2021).
10.4	Private Placement Units Purchase Agreement by and between the Company and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 15, 2021).
10.5	Administrative Service Agreement by and between the Company and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 15, 2021).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
10.7	Promissory Note, dated August 31, 2021, issued to Athena Technology Sponsor II LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
10.8	Securities Subscription Agreement by and between the Company and Athena Technology Sponsor II LLC, dated August 31, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
10.9	Amendment No. 1 Investment Management Trust Agreement, dated as of June 13, 2023, by and among Athena Technology Acquisition Corp. II and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 14, 2023).
10.10	Promissory Note, dated as of July 26, 2024, by and among Athena Technology Acquisition Corp. II and Athena Technology Sponsor II, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on September 27, 2024).
10.11	Promissory Note, dated October 10, 2024 and effective as of April 10, 2024, by and among Athena Technology Acquisition Corp. II and Athena Technology Sponsor II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on November 1, 2024).
10.12	Sponsor Support Agreement, dated as of December 4, 2024, by and among Athena Technology Sponsor II, LLC, Athena Technology Acquisition Corp. II, and Ace Green Recycling, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
10.13	Company Support Agreement, dated as of December 4, 2024, by and among Athena Technology Sponsor II, LLC, Athena Technology Acquisition Corp. II, and Ace Green Recycling, Inc. and certain shareholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).

10.14	Form of Company Shareholder Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
10.15	Form of Sponsor Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
10.16	Form of New Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
10.17	Amended and Restated Subscription Agreement, dated as of December 6, 2024, by and between Polar Multi-Strategy Master Fund, Athena Technology Sponsor II, LLC, and Athena Technology Acquisition Corp. II (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 12, 2024).
10.18*	Subscription Agreement, dated as of February 9, 2025, by and between Kevin Wright and Jeanine Percival Wright Revocable Trust and Athena Technology Sponsor II, LLC.
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
24*	Power of Attorney (included on signature page).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on September 27, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2025	ATHENA TECHNOLOGY ACQUISITION CORP. II

	By:	/s/ Isabelle Freidheim
		Name:	Isabelle Freidheim
		Title:	Chief Executive Officer and Chairperson of the Board of Directors

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

/s/ Isabelle Freidheim	Chief Executive Officer and Chairperson of the Board of Directors	March 21, 2025
Isabelle Freidheim	(Principal Executive Officer)

/s/ Jennifer Calabrese	Chief Financial Officer	March 21, 2025
Jennifer Calabrese	(Principal Financial and Accounting Officer)

/s/ Kirthiga Reddy	President and Director	March 21, 2025
Kirthiga Reddy

/s/ Judith Rodin	Director	March 21, 2025
Judith Rodin

/s/ Sharon Brown-Hruska	Director	March 21, 2025
Sharon Brown-Hruska

/s/ Trier Bryant	Director	March 21, 2025
Trier Bryant

/s/ Carolyn Trabuco	Director	March 21, 2025
Carolyn Trabuco

ATHENA TECHNOLOGY ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Athena Technology Acquisition Corp. II:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athena Technology Acquisition Corp. II (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter - Franchise and Income Tax Withdrawals from Trust Account

As discussed in Note 1 to the consolidated financial statements, the Company withdrew $2.1 million of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. Through December 31, 2023, the Company did not use such funds to pay its tax obligations and instead deposited the funds in the Company’s unrestricted general account and they were used for the payment of general operating expenses. In consultation with counsel and the Company’s Audit Committee, management determined that this use of funds was not in accordance with the Trust Agreement.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 14, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 21, 2025

PCAOB Number 100

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$142,260	$—
Prepaid franchise taxes	41,585	—
Cash and cash equivalents – restricted	—	1,824,893
Prepaid income taxes	601,348	—
Due from Sponsor	15,510	120,000
Total current assets	800,703	1,944,893

Investments held in Trust Account	3,666,439	24,387,525
TOTAL ASSETS	$4,467,142	$26,332,418

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,805,980	$3,118,380
Note payable - related party, net of discount	1,155,205	360,060
Convertible note - related party	422,182	—
Due to related party	201,029	80,020
Excise tax payable	3,501,166	2,396,049
Franchise tax payable	—	75,086
Income tax payable	—	1,540,792
Total current liabilities	10,085,562	7,570,387
Deferred underwriting fee payable	8,956,250	8,956,250
TOTAL LIABILITIES	19,041,812	16,526,637

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 310,156 and 2,198,039 shares at redemption value of $13.82 and $11.30 per share at December 31, 2024 and 2023, respectively	4,285,713	24,837,068
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2024 and 2023	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 shares issued and outstanding (excluding 310,156 and 2,198,039 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	983	983
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	—	239,759
Accumulated deficit	(18,861,366)	(15,272,029)

TOTAL STOCKHOLDERS’ DEFICIT	(18,860,383)	(15,031,287)

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$4,467,142	$26,332,418

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
OPERATING EXPENSES
General and administrative expenses	$3,402,952	$3,528,434
Franchise tax	18,596	141,257
Total operating expenses	3,421,548	3,669,691

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	850,641	6,009,585
Finance costs – amortization of debt issuance	(78,039)	(179,819)
Total other income, net	772,602	5,829,766

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(2,648,946)	2,160,075
Provision for income taxes	—	(820,571)
NET (LOSS) INCOME	$(2,648,946)	$1,339,504

Weighted average shares outstanding of Class A common stock	11,243,598	18,239,497
Basic and diluted net (loss) income per share, Class A	$(0.24)	$0.06
Weighted average shares outstanding of Class B common stock	—	4,172,236
Basic and diluted net (loss) income per share, Class B	$—	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	953,750	$95	8,881,250	$888	$—	$(8,770,255)	$(8,769,272)

Conversion of Class B common stock to Class A common stock	8,881,250	888	(8,881,250)	(888)	—	—	—

Class A common stock to be transferred to fund promissory note	—	—	—	—	239,759	—	239,759

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(2,396,049)	(2,396,049)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(5,445,229)	(5,445,229)

Net income	—	—	—	—	—	1,339,504	1,339,504

Balance, December 31, 2023	9,835,000	983	—	—	239,759	(15,272,029)	(15,031,287)

Class A common stock to be transferred to fund promissory note	—	—	—	—	162,894	—	162,894

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(216,777)	(216,777)

Remeasurement of common stock subject to redemption	—	—	—	—	(402,653)	(723,614)	(1,126,267)

Net loss	—	—	—	—	—	(2,648,946)	(2,648,946)

Balance, December 31, 2024	9,835,000	$983	—	$—	$—	$(18,861,366)	$(18,860,383)

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,648,946)	$1,339,504
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investments held in Trust Account	(850,641)	(6,009,585)
Expenses paid by related party	175,323	80,020
Finance costs – amortization of debt issuance	78,039	179,819
Changes in operating assets and liabilities:
Prepaid franchise taxes	(41,585)	287,447
Prepaid income taxes	(601,348)	—
Due from Sponsor	(15,510)	—
Accounts payable and accrued expenses	1,687,600	2,599,027
Franchise tax payable	(75,086)	(192,909)
Income tax payable	(1,540,792)	820,571
Excise tax payable	888,340	—
Net cash flows used in operating activities	(2,944,606)	(896,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(358,003)	(420,000)
Cash withdrawn from Trust Account in connection with redemption	21,677,622	239,604,919
Cash deposited to Trust Account to refund over withdrawal	—	(327,875)
Cash withdrawn from Trust Account to pay franchise and income taxes	252,108	2,749,989
Net cash flows provided by investing activities	21,571,727	241,607,033

CASH FLOWS FROM FINANCING ACTIVITIES
Reimbursements to related party	(54,314)	—
Redemptions of Class A common stock	(21,677,622)	(239,604,919)
Proceeds from promissory note - related party	1,000,000	300,000
Proceeds from convertible note - related party	422,182	—
Net cash flows used in financing activities	(20,309,754)	(239,304,919)

NET CHANGE IN CASH	(1,682,633)	1,406,008
CASH, BEGINNING OF YEAR	1,824,893	418,885
CASH, END OF YEAR	$142,260	$1,824,893

CASH AND RESTRICTED CASH AND CASH EQUIVALENTS, END OF YEAR
Cash	$142,260	$—
Cash and cash equivalents – restricted	—	1,824,893
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS, END OF YEAR	$142,260	$1,824,893

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax paid	$2,199,449	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Excise tax payable attributable to redemption of Class A common stock	$216,777	$2,396,049
Class A common stock to be transferred to fund promissory note	$162,894	$—
Due from Sponsor in relation to extension payments	$—	$120,000

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Note 1 — Organization and Business Operations

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

As of December 31, 2024, the Company had not commenced any operations. All activity through December 31, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by September 14, 2025, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup Global Markets Inc. (“Citigroup”), as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling (as defined herein). The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of December 31, 2024, the full amount of $8,956,250 remains outstanding.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (as amended, restated, supplemented and/or otherwise modified from time to time, the “Charter”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of the Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the consolidated balance sheets until such date that a redemption event takes place.

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

On each of March 13, 2024, April 16, 2024, May 14, 2024, and June 14, 2024, July 10, 2024, August 8, 2024, September 12, 2024, October 15, 2024 and November 11, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $231,800, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month for a total extension from March 14, 2024 to December 14, 2024.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of December 31, 2024, the Company received the full principal amount of $422,182 under this note.

On October 10, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to the Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The note is payable in full upon the earlier of (a) April 10, 2026 and (b) the date the Company consummates a Business Combination. The Company drew $800,000 from this note on April 10, 2024 to replenish the misallocated restricted funds, as discussed below.

On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees and that failure to pay the annual listing fees may result in the Company facing disciplinary action from the NYSE Regulation, up to and including delisting from the NYSE American.

On November 20, 2024, the Company received an official notice of noncompliance from the NYSE stating that the Company was not in compliance with NYSE American continued listing standards due to the failure to timely file the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 by the filing due date of November 19, 2024.

On December 4, 2024, the Company, the Sponsor, Ace Green Recycling, Inc., a Delaware corporation (“Ace Green Recycling”), and Project Atlas Merger Sub Inc., a Delaware corporation (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) Merger Sub will merge with and into Ace Green Recycling (the “Merger”), with Ace Green Recycling surviving the Merger as a wholly owned subsidiary of the Company and the security holders of Ace Green Recycling becoming security holders of the Company and (b) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (together with the Merger, the “Transactions”).

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

On each of December 11, 2024, January 10, 2025, February 10, 2025 and March 6, 2025, the Company deposited $6,203 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 14, 2024 to April 14, 2025 (the “Monthly Extensions”). The Monthly Extensions were the first, second, third and fourth of up to nine potential monthly extensions permitted under the Company’s Charter, as amended by the New Amendment.

On December 19, 2024, NYSE American filed a Form 25 to delist the Listed Securities. Such delisting took effect approximately 10 days after the filing of Form 25, or December 30, 2024. The Company’s Class A common stock, units and redeemable warrants currently trade on OTC Markets OTCPK under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on June 13, 2023, there were 23,176,961 shares tendered for redemption and approximately $239,604,919 was paid out of the Trust Account to the redeeming stockholders. The Company recorded 1% excise tax based on the amount redeemed or an aggregate amount of $2,396,049 excise tax payable as of December 31, 2023.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, there were 910,258 shares tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797.

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 10, 2024, there were 977,625 shares tendered for redemption and approximately $11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable. As of December 31, 2024, the Company’s aggregate excise tax payable, including interests and penalties, amounted to $3,501,166.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $328,438,920 is payable with respect to our 2023 excise tax liability and associated interest and penalties. The amount payable will continue to increase until paid as a result of penalties and interest. As of the date of filing of these consolidated financial statements, the Company has not yet paid the amount due. The Company recognized a total of $888,340 in interest and penalties with respect to the 2023 excise tax liability through December 31, 2024. The Company will be required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

The Company filed a return for the 2023 excise tax liability on November 5, 2024, and as of the date of this Annual Report on Form 10-K, such excise tax remains unpaid. The Company is currently evaluating its options with respect to payment of this obligation and additional excise tax payment obligations as a result of the share redemptions in 2024. To the extent the Company has not and does not timely pay its obligations in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from the due date of payment until paid in full.

Management continues to evaluate the macroeconomic environment as a result of challenging and uncertain market conditions impacted by geopolitical tensions, economic and political uncertainty, projected inflation and interest rates, and tariffs and trade issues,, and the Company has concluded that while it is reasonably possible that the market conditions could have a negative effect on identifying a target company for and consummating a business combination, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $669,440, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and March 31, 2024, also counter to the terms of the Trust Agreement. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On April 10, 2024, the misallocated $669,440 funds that were used for general operating expenses were replenished to the Company’s operating account in the form of an intercompany loan made by the Sponsor. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities, and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 in interest and penalties incurred, and $61,891 of its 2024 Delaware franchise tax liabilities. As of December 31, 2024, the total amount of prepaid income taxes was $439,137, and the remaining restricted cash balance amounted to $0. The total amount of interest and penalties of $952,122 through December 31, 2024 is included in general and administrative expenses.

The Company expects it will need to raise additional funds prior to the closing of a Business Combination to satisfy operational costs and closing costs. On February 9, 2025, the Company and Sponsor entered into a Subscription Agreement (the “February 2025 Subscription Agreement”) with Kevin Wright and Jeanine Percival Wright Revocable Trust (the “Investor”) pursuant to which the Investor contributed an additional $500,000 to Sponsor (the “Contribution”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses (see Note 11).

Going Concern Consideration and Capital Resources

As of December 31, 2024, the Company had operating cash of $142,260, restricted cash and cash equivalents to pay the Company’s tax obligations of $0 and a working capital deficit of $9,284,859. The Company also has investments held in the Trust Account of $3,666,439 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of December 31, 2024, a total of $850,640 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2024 and 2023, there were amounts of $1,155,205 and $360,060, respectively, for Working Capital Loans outstanding (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by September 14, 2025 (if extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2025. The Company’s consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $142,260 and $0 of unrestricted cash and no cash equivalents as of December 31, 2024 and 2023, respectively.

Cash and Cash Equivalents - Restricted

Cash and cash equivalents that are encumbered or otherwise restricted as to their use are included in cash and cash equivalents – restricted. As of December 31, 2024 and 2023, the balance was $0 and $1,824,893, respectively. Cash and cash equivalents – restricted at December 31, 2024 and 2023 represent cash that was withdrawn from the Trust Account to pay taxes but is yet to be utilized.

Investments Held in Trust Account

At December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At December 31, 2024 and 2023, the Company had $3,666,439 and $24,387,525, respectively, in investments held in Trust Account.

Offering Costs Associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 14, 2025 (if extended by the full amount of time) subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of September 30, 2024, the full amount of $8,956,250 remains outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, an amount of $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Special Meeting on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. Accordingly, as of December 31, 2024 and 2023, there were 310,156 and 2,198,039 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

As of December 31, 2024 and 2023, the shares of Class A common stock subject to possible redemption reflected on the consolidated balance sheets are reconciled on the following table:

Class A common stock subject to possible redemption at December 31, 2022	$258,996,758
Less:
Redemption of common stock subject to possible redemption	(239,604,919)
Plus:
Accretion of carrying value to redemption value	5,445,229
Class A common stock subject to possible redemption at December 31, 2023	24,837,068
Less:
Redemption of common stock subject to possible redemption	(21,677,622)
Plus:
Accretion of carrying value to redemption value	1,126,267
Class A common stock subject to possible redemption at December 31, 2024	$4,285,713

 Net (Loss) Income per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 4) and Private Placement Warrants (see Note 7) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At December 31, 2024 and 2023, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the years ended December 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(2,648,946)	$—	$1,090,138	$249,366

Denominator:
Weighted average shares outstanding	11,243,598	—	18,239,497	4,172,236

Basic and diluted net (loss) income per common share	$(0.24)	$—	$0.06	$0.06

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO and over-allotment, the Company sold 25,375,000 Units at a price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of a Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Due to Related Party

Due to related party represents payments of Company’s expenses by the Sponsor on the Company’s behalf, including accrual of unpaid monthly administrative support services fees. As of December 31, 2024 and 2023, due to related party amounted to $201,029 and $80,020, respectively.

Convertible Note – Related Party

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of December 31, 2024, the Company received the full principal amount of $422,182 under this Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2024 and 2023, the promissory notes below were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial Business Combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of December 31, 2024 and 2023, the total outstanding balance of the Notes was $300,000.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of December 31, 2024, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

On October 10, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to the Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The note is payable in full upon the earlier of (a) April 10, 2026 (b) the date the Company consummates a business combination. The Company drew $800,000 from this note on April 10, 2024 to replenish the misallocated restricted funds.

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

Total borrowings under the Working Capital Loans structure as of December 31, 2024 and 2023 were $1,155,205 and $360,060, respectively.

On February 9, 2025, the Company and Sponsor entered into a Subscription Agreement (the “February 2025 Subscription Agreement”) with Kevin Wright and Jeanine Percival Wright Revocable Trust (the “Investor”) pursuant to which the Investor contributed an additional $500,000 to Sponsor (the “Contribution”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The February 2025 Subscription Agreement provides that in connection with the Contribution, the Company will repay the entire balance of the Contribution to the Investor within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 300,000 shares of Class A common stock to the Investor immediately prior to the closing of an initial Business Combination of the Company.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2024, $120,000 has been incurred under this agreement, $40,000 of which has been paid by the Company as of December 31, 2024. For the year ended December 31, 2023, $120,000 has been paid under this agreement. As of December 31, 2024 and 2023, the Company had accrued administrative support services fees of $80,000 and $0, respectively, under due to related party account in the Company’s accompanying consolidated balance sheets.

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

On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Ace Green Recycling, as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Ace Green Recycling, thus, as of December 31, 2024, the full amount of $8,956,250 remains outstanding.

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

New Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, certain Ace Green Recycling equity holders, Sponsor and Athena will enter into a Registration Rights Agreement (the “New Registration Rights Agreement”), pursuant to which Athena will agree to register for resale certain shares of Athena’s common stock and other equity securities of Athena that are held by the parties thereto. Pursuant to the New Registration Rights Agreement, Athena will agree to file a shelf registration statement registering the sale or resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) within 30 days after the closing date of the business combination. Athena will also agree to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement will also provide that Athena will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of December 31, 2024 and 2023, there were 10,145,156 and 12,033,039 shares of Class A common stock issued and outstanding, of which 310,156 and 2,198,039 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2024 and 2023, there were no shares of Class B common stock outstanding.

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

Warrants—As of December 31, 2024 and 2023, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 — Income Taxes

The total provision for income taxes is comprised of the following:

	For the years ended
	December 31, 2024	December 31, 2023
Current expense	$—	$820,571
Deferred expense	(356,333)	(362,225)
Change in valuation allowance	356,333	362,225

Total provision for income taxes	$—	$820,571

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets included the following components:

	December 31, 2024	December 31, 2023
Deferred tax assets	$877,896	$650,822
Net operating loss carryforward	129,259	—
Valuation allowance for deferred tax assets	(1,007,155)	(650,822)

Net deferred tax assets	$—	$—

The deferred tax assets as of December 31, 2024 and 2023 were comprised of the tax effect of cumulative temporary differences as follows:

	December 31, 2024	December 31, 2023
Capitalized expenses before business combination	$1,007,155	$650,822
Valuation allowance for deferred tax assets	(1,007,155)	(650,822)

Total	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2024 and 2023, the valuation allowance was $1,007,155 and $650,822, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Fines and penalties	(7.55)%	0.22%
Valuation allowance	(13.45)%	16.77%
Income tax provision expense	0.00%	37.99%

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

As of December 31, 2024 and 2023, the assets held in the Trust Account were comprised of $3,666,439 and $24,387,525, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. Net amounts of $2,674,222 and $2,422,114 (net of approximately $328,000 cash deposited to Trust Account to refund the over withdrawal) have been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as of December 31, 2024 and 2023, respectively.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$3,666,439	$—	$—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$24,387,525	$—	$—

The following tables present information about the Company’s equity instruments that are measured at fair value at December 5, 2024 and July 7, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 5, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Equity:
Fair value of subscription shares	3	$878,000	$—	$—

The subscription shares were valued using the market approach. The following table presents the quantitative information regarding market assumptions used in the valuation of subscription shares:

Inputs	December 5, 2024
Market Price	$11.92
Discount for Lack of Marketability	8%
Discount for Probability of Liquidation	50%
Discount for Expected Forfeiture	20%

Note 10 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net (loss) income that also is reported on the consolidated statements of operations as net (loss) income. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net (loss) income and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Investment held in Trust Account	$3,666,439	$24,387,525
Cash	$142,260	$—
Cash and cash equivalents – restricted	$—	$1,824,893

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative	$3,402,952	$3,528,434
Interest income on investments held in Trust Account	$850,641	$6,009,585

The CODM reviews interest income on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

Note 11 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the consolidated balance sheet date through the date these consolidated financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure, except as described below.

Company Funding

On February 9, 2025, the Company and Sponsor entered into a Subscription Agreement (the “February 2025 Subscription Agreement”) with Kevin Wright and Jeanine Percival Wright Revocable Trust (the “Investor”) pursuant to which the Investor contributed an additional $500,000 to Sponsor (the “Contribution”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The February 2025 Subscription Agreement provides that in connection with the Contribution, the Company will repay the entire balance of the Contribution to the Investor within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 300,000 shares of Class A common stock to the Investor immediately prior to the closing of an initial Business Combination of the Company.

Monthly Extensions

On each of January 10, 2025, February 10, 2025 and March 6, 2025, the Company deposited $6,203 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from January 14, 2024 to April 14, 2025 (the “Monthly Extensions”). The Monthly Extensions were the second, third and fourth of up to nine potential monthly extensions permitted under the Company’s Charter.

Waiver of Deferred Underwriting Fee

On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Ace Green Recycling.