Form 10-Q
period 2025-03-31
Athena Technology Acquisition Corp. II
filed 2025-05-20
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 19, 2025, there were 10,145,156 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$487,089	$142,260
Prepaid franchise taxes	36,385	41,585
Prepaid income taxes	431,621	601,348
Due from Sponsor	15,510	15,510
Total current assets	970,605	800,703

Investments held in Trust Account	3,723,564	3,666,439
TOTAL ASSETS	$4,694,169	$4,467,142

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,216,821	$4,805,980
Note payable - related party, net of discount	1,639,214	1,155,205
Convertible note - related party	422,182	422,182
Due to related party	211,029	201,029
Excise tax payable	3,501,166	3,501,166
Total current liabilities	10,990,412	10,085,562
Deferred underwriting fee payable	8,956,250	8,956,250
TOTAL LIABILITIES	19,946,662	19,041,812

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 310,156 and 310,156 shares at redemption value of $13.44 and $13.82 per share at March 31, 2025 and December 31, 2024, respectively	4,167,911	4,285,713
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 shares issued and outstanding (excluding 310,156 and 310,156 shares subject to possible redemption) at March 31, 2025 and December 31, 2024, respectively	983	983
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	90,835	—
Accumulated deficit	(19,512,222)	(18,861,366)
TOTAL STOCKHOLDERS’ DEFICIT	(19,420,404)	(18,860,383)
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$4,694,169	$4,467,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024
OPERATING EXPENSES
General and administrative	$725,720	$775,776
Franchise tax	5,200	25,496
Total operating expenses	730,920	801,272

OTHER (EXPENSE) INCOME
Interest income on investments held in Trust Account	38,515	318,866
Finance costs – discount on debt issuance	(74,844)	(59,940)
Total other (expense) income, net	(36,329)	258,926

LOSS BEFORE PROVISION FOR INCOME TAXES	(767,249)	(542,346)
Provision for income taxes	(1,409)	(59,181)
NET LOSS	$(768,658)	$(601,527)

Weighted average shares outstanding of Class A common stock	10,145,156	11,840,873
Basic and diluted net loss per share, Class A	$(0.08)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	9,835,000	$983	—	$—	$—	$(18,861,366)	$(18,860,383)

Remeasurement of common stock subject to redemption	—	—	—	—	—	117,802	117,802

Class A common stock to be transferred to fund promissory note	—	—	—	—	90,835	—	90,835

Net loss	—	—	—	—	—	(768,658)	(768,658)
Balance March 31, 2025 (unaudited)	9,835,000	$983	—	$—	$90,835	$(19,512,222)	$(19,420,404)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	9,835,000	$983	—	$—	$239,759	$(15,272,029)	$(15,031,287)

Remeasurement of common stock subject to redemption	—	—	—	—	(239,759)	(93,945)	(333,704)

Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(101,797)	(101,797)

Net loss	—	—	—	—	—	(601,527)	(601,527)
Balance March 31, 2024 (unaudited)	9,835,000	$983	—	$—	$—	$(16,069,298)	$(16,068,315)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(768,658)	$(601,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(38,515)	(318,866)
Finance costs – discount on debt issuance	74,844	59,940
Expenses paid by related party	—	8,391
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,200	—
Prepaid income taxes	169,727	—
Due to related party	10,000	—
Accounts payable and accrued expenses	410,841	482,303
Franchise tax payable	—	28,479
Income tax payable	—	102,438
Net cash used in operating activities	(136,561)	(238,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(18,610)	(145,755)
Cash withdrawn from Trust Account to pay franchise and income taxes	—	252,108
Net cash (used in) provided by investing activities	(18,610)	106,353

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of due to related party	—	(44,314)
Proceeds from promissory note - related party	500,000	—
Net cash provided by (used in) financing activities	500,000	(44,314)

NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	344,829	(176,803)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	142,260	1,824,893
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$487,089	$1,648,090

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD
Cash	$487,089	$—
Cash and cash equivalents - restricted	—	1,648,090
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$487,089	$1,648,090

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Excise tax payable attributable to redemption of Class A common stock	$—	$101,797
Due from Sponsor in relation to extension payments	$—	$145,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by September 14, 2025, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup Global Markets Inc. (“Citigroup”), as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling (as defined herein). The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of March 31, 2025, the full amount of $8,956,250 remains outstanding.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (as amended, restated, supplemented and/or otherwise modified from time to time, the “Charter”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of the Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and are classified as such on the condensed consolidated balance sheets until such date that a redemption event takes place.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of March 31, 2025, the Company received the full principal amount of $422,182 under this note.

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

On each of December 11, 2024, January 10, 2025, February 10, 2025, March 6, 2025, April 7, 2025 and May 7, 2025, the Company deposited $6,203 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 14, 2024 to June 14, 2025 (the “Monthly Extensions”). The Monthly Extensions were the first, second, third, fourth, fifth and sixth of up to nine potential monthly extensions permitted under the Company’s Charter, as amended by the New Amendment.

On December 19, 2024, NYSE American filed a Form 25 to delist the Listed Securities. Such delisting took effect approximately 10 days after the filing of Form 25, or December 30, 2024. The Company’s Class A common stock, units and redeemable warrants currently trade on OTC Pink under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

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

Excise Tax

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

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 10, 2024, there were 977,625 shares tendered for redemption and approximately $11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable. As of March 31, 2025, the Company’s aggregate excise tax payable, including interests and penalties, amounted to $3,501,166.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $3,284,389.20 is payable with respect to the 2023 excise tax liability and associated interest and penalties. The amount payable will continue to increase until paid as a result of penalties and interest. As of the date of filing of these unaudited condensed consolidated financial statements, the Company has not yet paid the amount due. The Company recognized a total of $888,340 in interest and penalties with respect to the 2023 excise tax liability through December 31, 2024. The Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025. As of the date of filing of these unaudited condensed consolidated financial statements, the Company has not filed a return for the 2024 excise tax liabilities.

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

Management continues to evaluate the macroeconomic environment as a result of challenging and uncertain market conditions impacted by geopolitical tensions, economic and political uncertainty, projected inflation and interest rates, and tariffs and trade issues, and the Company has concluded that while it is reasonably possible that the market conditions could have a negative effect on identifying a target company for and consummating a business combination, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $669,440, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and March 31, 2024, also counter to the terms of the Trust Agreement. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On April 10, 2024, the misallocated $669,440 funds that were used for general operating expenses were replenished to the Company’s operating account in the form of an intercompany loan made by the Sponsor. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities, and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 in interest and penalties incurred, and $61,891 of its 2024 Delaware franchise tax liabilities. As of March 31, 2025, the total amount of prepaid income taxes was $431,621, and the remaining restricted cash balance amounted to $0. The total amount of interest and penalties of $168,318 through March 31, 2025 is included in general and administrative expenses.

Going Concern Consideration and Capital Resources

As of March 31, 2025, the Company had operating cash of $487,089 and a working capital deficit of $10,019,807. The Company also has investments held in the Trust Account of $3,723,564 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of March 31, 2025, a total of $434,150 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, there were amounts of $1,639,214 and $1,155,205, respectively, for Working Capital Loans outstanding (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by September 14, 2025 (if extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2025. The Company’s unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Impact of Changes in Global Trade Policies

In recent months, changes in trade policies, including tariffs, trade agreements and other trade restrictions have been threatened and imposed by the U.S. and other governments, often with little or no advance notice. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy and economic growth. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to financing sources, which could in turn reduce our cash flow and limit our ability to pursue and consummate a Business Combination.

Management continues to evaluate the macroeconomic environment as a result of challenging and uncertain market conditions, and the Company has concluded that while it is reasonably possible that the market conditions could have a negative effect on identifying a target company for and consummating a business combination, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected through December 31, 2025, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 21, 2025 (the “Annual Report on Form 10-K”).

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $487,089 and $142,260 of unrestricted cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash and Cash Equivalents - Restricted

Cash and cash equivalents that are encumbered or otherwise restricted as to their use are included in cash and cash equivalents – restricted. As of March 31, 2025 and December 31, 2024, the balance was $0 and $0, respectively. Cash and cash equivalents – restricted at March 31, 2025 and December 31, 2024 represent cash that was withdrawn from the Trust Account to pay taxes but is yet to be utilized.

Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At March 31, 2025 and December 31, 2024, the Company had $3,723,564 and $3,666,439, respectively, in investments held in Trust Account.

Offering Costs Associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 14, 2025 (if extended by the full amount of time) subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of March 31, 2025, the full amount of $8,956,250 remains outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, an amount of $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Special Meeting on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. Accordingly, as of March 31, 2025 and December 31, 2024, there were 310,156 and 310,156 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

As of March 31, 2025 and December 31, 2024, shares of Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Class A common stock subject to possible redemption at December 31, 2022	$258,996,758
Less:
Redemption of common stock subject to possible redemption	(239,604,919)
Plus:
Accretion of carrying value to redemption value	5,445,229
Class A common stock subject to possible redemption at December 31, 2023	24,837,068
Less:
Redemption of common stock subject to possible redemption	(21,677,622)
Plus:
Accretion of carrying value to redemption value	1,126,267
Class A common stock subject to possible redemption at December 31, 2024	4,285,713
Plus:
Accretion of carrying value to redemption value	(117,802)
Class A common stock subject to possible redemption at March 31, 2025	$4,167,911

Net Loss per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 4) and Private Placement Warrants (see Note 7) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At March 31, 2025 and December 31, 2024, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2025 and 2024 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the Three Months Ended March 31,
	2025	2024
	Common Stock	Common Stock
	Class A	Class A
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(768,658)	$(601,527)

Denominator:
Weighted average shares outstanding	10,145,156	11,840,873

Basic and diluted net loss per common share	$(0.08)	$(0.05)

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Due to Related Party

Due to related party represents payments of Company’s expenses by the Sponsor on the Company’s behalf, including accrual of unpaid monthly administrative support services fees. As of March 31, 2025 and December 31, 2024, due to related party amounted to $211,029 and $201,029, respectively.

Convertible Note – Related Party

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of March 31, 2025, the Company received the full principal amount of $422,182 under this Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, the promissory notes below were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial Business Combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of March 31, 2025 and December 31, 2024, the total outstanding balance of the Notes was $300,000.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of March 31, 2025, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

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

As of March 31, 2025, the total borrowings under the Working Capital Loans structure were $1,800,000, with a discount allocation of $160,786, or a net amount of $1,639,214. As of December 31, 2024, the total borrowings under the Working Capital Loans structure were $1,300,000, with a discount allocation of $144,795, or a net amount of $1,155,205.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2025, $30,000 has been incurred and $20,000 was paid under this agreement. For the three months ended March 31, 2024, $30,000 has been incurred and paid under this agreement. As of March 31, 2025 and 2024, the Company had accrued administrative support services fees of $80,000 and $70,000, respectively, under due to related party account in the Company’s accompanying condensed consolidated balance sheets.

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

On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Ace Green Recycling, as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Ace Green Recycling, thus, as of March 31, 2025, the full amount of $8,956,250 remains outstanding.

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

Lock-Up Agreements

In connection with the Closing, certain Ace Green Recycling shareholders will each enter into an agreement providing that each such Ace Green Recycling shareholder will not, subject to certain exceptions, transfer its shares of Athena common stock during the period commencing on the closing date of the business combination and ending 180 days thereafter.

In connection with the Closing, Sponsor will enter into an agreement providing that Sponsor will not, subject to certain exceptions, transfer its shares of Athena common stock during the period commencing on the closing date of the business combination and ending 180 days thereafter.

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

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of March 31, 2025 and December 31, 2024, there were 10,145,156 and 10,145,156 shares of Class A common stock issued and outstanding, of which 310,156 and 310,156 shares of Class A common stock are subject to possible redemption, which are classified as temporary equity, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were no shares of Class B common stock outstanding.

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

Warrants—As of March 31, 2025 and December 31, 2024, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account were comprised of $3,723,564 and $3,666,439, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. Net amounts of $3,723,564 and $2,674,222 (net of approximately $328,000 cash deposited to Trust Account to refund the over withdrawal) have been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as of March 31, 2025 and December 31, 2024, respectively.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
March 31, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$3,723,564	$—	$—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$3,666,439	$—	$—

The following tables present information about the Company’s equity instruments that are measured at fair value at February 9, 2025 and December 5, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
February 9, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Equity:
Fair value of subscription shares	3	$—	$—	$55,500

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 5, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Equity:
Fair value of subscription shares	3	$—	$—	$878,000

The subscription shares were valued using the market approach. The following table presents the quantitative information regarding market assumptions used in the valuation of subscription shares:

Inputs	February 9, 2025
Market Price	$1.00
Discount for Lack of Marketability	7%
Discount for Probability of Liquidation	50%
Discount for Expected Forfeiture	20%

Inputs	December 5, 2024
Market Price	$11.92
Discount for Lack of Marketability	8%
Discount for Probability of Liquidation	50%
Discount for Expected Forfeiture	20%

Note 9 — Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net (loss) income that also is reported on the unaudited condensed consolidated statements of operations as net (loss) income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net (loss) income and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Investments held in Trust Account	$3,723,564	$3,666,439
Cash	$487,089	$142,260

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative	$725,720	$775,776
Interest income on investments held in Trust Account	$38,515	$318,866

The CODM reviews interest income on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

All other segment items included in net income or loss are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date through the date these unaudited condensed consolidated financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure, except as described below.

On April 7, 2025, the Company deposited $6,203 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 14, 2025 to May 14, 2025 (the “April Monthly Extension”). The April Monthly Extension is the fifth of up to nine potential monthly extensions permitted under the Company’s Charter, as amended by the New Amendment.

On May 7, 2025, the Company deposited $6,203 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from May 14, 2025 to June 14, 2025 (the “May Monthly Extension”). The May Monthly Extension is the sixth of up to nine potential monthly extensions permitted under the Company’s Charter, as amended by the New Amendment.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding a business combination and related timing and the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”) and any subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K, each filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s SEC filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On each of December 11, 2024, January 10, 2025, February 10, 2025, March 6, 2025, April 7, 2025 and May 7, 2025, the Company deposited $6,203 into the Trust Account, or an aggregate of $31,015, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 14, 2024 to June 14, 2025.

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

On each of April 17, 2024 and November 20, 2024, the Company received an official notice of noncompliance from NYSE Regulation stating that it was not in compliance with NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file the Annual Report on Form 10-K by the filing due date of April 16, 2024 and the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 by the filing due date of November 19, 2024, respectively (the “Filing Delinquencies”.) The Company filed its Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the three months ended March 31, 2024, the Quarterly Report on Form 10-Q for the three months ended June 30, 2024 and the Quarterly Report on Form 10-Q for the three months ended September 30, 2024, and believed it had cured the Filing Delinquencies. On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees. On December 10, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s (i) Class A common stock (ii) Units, and (iii) Warrants pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Listed Securities on NYSE American was suspended on December 10, 2024. On December 19, 2024, NYSE American filed a Form 25 to delist the Listed Securities and to remove such securities from registration under Section 12(b) of the Exchange Act. Such delisting took effect approximately 10 days after the filing of Form 25, or December 30, 2024. Our Class A common stock, Units and Warrants currently trade on OTC Pink under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

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

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During September 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. As of March 31, 2025, the total amount of prepaid income taxes was $431,621, and the remaining restricted cash balance amounted to $0.

Company Funding

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of March 31, 2025, the Company received the full principal amount of $422,182 under this note.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through March 31, 2025 were organizational activities and those necessary to prepare for our initial public offering, described below, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2025, we had a net loss of $768,658, which consisted of operating expenses of $725,720, franchise tax expense of $5,200, income expense of $1,409 and finance cost of $74,844, offset by interest income on investments held in the Trust Account of $38,515.

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

Offering costs for our initial public offering amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. The $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a business combination by September 14, 2025, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful business combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful business combination, thus, as of March 31, 2025, the full amount of $8,956,250 remains outstanding.

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

As of March 31, 2025, there is $434,150 of interest income available in the Trust Account available to pay for franchise and income taxes. and total amounts withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,674,222, (net of approximately $328,000 cash deposited to Trust Account to refund the over withdrawal). No amounts was withdrawn during the three months ended March 31, 2025. In connection with the First Extension Special Meeting held on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting held on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Third Extension Special Meeting held on December 10, 2024, there were 977,625 shares of the Company’s Class A common stock redeemed. On December 11, 2024, $ 11,497,959 was withdrawn from the Trust Account to pay the redeeming holders and the 977,625 shares of the Company’s Class A common stock that were redeemed were cancelled.

Through March 31, 2024, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $669,440. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. On April 10, 2024, the misallocated $669,440 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. As of March 31, 2025, the total amount of prepaid income taxes was $432,276, and the remaining restricted cash balance amounted to $0.

For the three months ended March 31, 2025, cash used in operating activities was $136,561. Net loss of $768,658 was reduced by interest income on investments held in Trust Account of $38,515 and increased by finance costs – amortization of debt issuance of $74,844. Changes in operating assets and liabilities used $595,768 of cash for operating activities. Net cash used in investing activities was $18,610 which consisted of cash deposited to Trust Account for extension payments of $18,610. Net cash provided by financing activities was $500,000, which consisted of proceeds from promissory note - related party of $500,000.

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

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 10, 2024, there were 977,625 shares tendered for redemption and approximately $11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable. As of March 31, 2025, the Company’s aggregate excise tax payable, including interest and penalties, amounted to $3,501,166.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $3,284.389.20 is payable with respect to our 2023 excise tax liability and associated interest and penalties. The amount payable will continue to increase until paid as a result of penalties and interest. As of the date of filing of these financial statements, the Company has not yet paid the amount due. The Company recognized a total of $888,340 in interest and penalties with respect to the 2023 excise tax liability through December 31, 2024. The Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025. As of the date of filing of these unaudited condensed consolidated financial statements, the Company has not filed a return for the 2024 excise tax liabilities.

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

At March 31, 2025, we had investments held in the Trust Account of $3,723,564. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest from the Trust Account to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding as of the date of this filing, to be approximately $63,600, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

At March 31, 2025, we had operating cash of $487,089, restricted cash and cash equivalents to pay tax obligations of $0 and a working capital deficit of $10,041,057. As of March 31, 2025, approximately $637,048 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of March 31, 2025, the Company received the full principal amount of $422,182 under this note.

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

The borrowings under the Working Capital Loans structure as of March 31, 2025 and December 31, 2024 were $1,639,214 and $1,155,205, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3 to the unaudited condensed consolidated financial statements) and Private Placement Warrants (see Note 4 to the unaudited condensed consolidated financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At March 31, 2025 and December 31, 2024, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2025 and 2024 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own shares of common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7 to the unaudited condensed consolidated financial statements, the Company determined that upon review of the warrant agreements, the public warrants and private placement warrants issued pursuant to the warrant agreements qualify for equity accounting treatment.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2025 due to the material weakness described below.

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

As of March 31, 2025, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: May 20, 2025	By:	/s/ Jennifer Calabrese
	Name:	Jennifer Calabrese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)