Form 10-Q
period 2025-06-30
Athena Technology Acquisition Corp. II
filed 2025-08-19
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 19, 2025, there were 10,145,156 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$280,063	$142,260
Prepaid expenses and other assets	87,783	41,585
Prepaid income taxes	598,519	601,348
Due from Sponsor	15,510	15,510
Total current assets	981,875	800,703

Investments held in Trust Account	3,585,115	3,666,439
TOTAL ASSETS	$4,566,990	$4,467,142

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,505,205	$4,805,980
Note payable - related party, net of discount	1,735,686	1,155,205
Convertible note - related party	422,182	422,182
Due to related party	211,029	201,029
Excise tax payable	3,688,337	3,501,166
Total current liabilities	11,562,439	10,085,562
Deferred underwriting fee payable	8,956,250	8,956,250
TOTAL LIABILITIES	20,518,689	19,041,812

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 310,156 and 310,156 shares at redemption value of $13.59 and $13.82 per share at June 30, 2025 and December 31, 2024, respectively	4,215,219	4,285,713
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 shares issued and outstanding (excluding 310,156 and 310,156 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	983	983
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	43,527	—
Accumulated deficit	(20,211,428)	(18,861,366)
TOTAL STOCKHOLDERS’ DEFICIT	(20,166,918)	(18,860,383)
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$4,566,990	$4,467,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING EXPENSES
General and administrative	$634,894	$382,269	$1,360,614	$1,158,045
Franchise tax	4,800	5,300	10,000	30,796
Total operating expenses	639,694	387,569	1,370,614	1,188,841

OTHER (EXPENSE) INCOME
Interest income on investments held in Trust Account	38,380	194,074	76,895	512,940
Finance costs – discount on debt issuance	(96,472)	—	(171,316)	(59,940)
Total other (expense) income, net	(58,092)	194,074	(94,421)	453,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(697,786)	(193,495)	(1,465,035)	(735,841)
Provision for income taxes	(1,420)	(41,923)	(2,829)	(101,104)
NET LOSS	$(699,206)	$(235,418)	$(1,467,864)	$(836,945)

Weighted average shares outstanding of Class A common stock	10,145,156	11,122,781	10,145,156	11,479,844
Basic and diluted net loss per share, Class A common stock	$(0.07)	$(0.02)	$(0.14)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	9,835,000	$983	—	$—	$—	$(18,861,366)	$(18,860,383)

Remeasurement of common stock subject to redemption	—	—	—	—	—	117,802	117,802

Class A common stock to be transferred to fund promissory note	—	—	—	—	90,835	—	90,835

Net loss	—	—	—	—	—	(768,658)	(768,658)
Balance March 31, 2025 (unaudited)	9,835,000	983	—	—	90,835	(19,512,222)	(19,420,404)

Remeasurement of common stock subject to redemption	—	—	—	—	(47,308)	—	(47,308)

Net loss	—	—	—	—	—	(699,206)	(699,206)
Balance June 30, 2025 (unaudited)	9,835,000	$983	—	$—	$43,527	$(20,211,428)	$(20,166,918)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	9,835,000	$983	—	$—	$239,759	$(15,272,029)	$(15,031,287)

Remeasurement of common stock subject to redemption	—	—	—	—	(239,759)	(93,945)	(333,704)

Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(101,797)	(101,797)

Net loss	—	—	—	—	—	(601,527)	(601,527)

Balance, March 31, 2024 (unaudited)	9,835,000	983	—	—	—	(16,069,298)	(16,068,315)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(221,336)	(221,336)

Net loss	—	—	—	—	—	(235,418)	(235,418)

Balance, June 30, 2024 (unaudited)	9,835,000	$983	—	$—	$—	$(16,526,052)	$(16,525,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,467,864)	$(836,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(76,895)	(512,940)
Finance costs – discount on debt issuance	171,316	59,940
Expenses paid by related party	—	82,023
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(46,198)	—
Prepaid income taxes	2,829	—
Due to related party	10,000	—
Accounts payable and accrued expenses	699,225	782,340
Franchise tax payable	—	36,563
Income tax payable	—	(1,396,402)
Excise tax payable	187,171	—
Net cash used in operating activities	(520,416)	(1,785,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	—	10,179,663
Cash deposited into Trust Account	(37,218)	(223,023)
Cash withdrawn from Trust Account to pay franchise and income taxes	195,437	252,108
Net cash provided by investing activities	158,219	10,208,748

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of due to related party	—	(44,314)
Proceeds from promissory note - related party	500,000	800,000
Redemptions of Class A common stock	—	(10,179,663)
Net cash provided by (used in) financing activities	500,000	(9,423,977)

NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	137,803	(1,000,650)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	142,260	1,824,893
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$280,063	$824,243

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD
Cash	$280,063	$47,476
Cash and cash equivalents - restricted	—	776,767
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$280,063	$824,243

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax	$—	$1,540,763

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Excise tax payable attributable to redemption of Class A common stock	$—	$101,797
Discount on debt issuance	$90,835	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

As of June 30, 2025, the Company had not commenced any operations. All activity through June 30, 2025, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by September 14, 2025, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup Global Markets Inc. (“Citigroup”), as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling (as defined herein). The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of June 30, 2025, the full amount of $8,956,250 remains outstanding.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of June 30, 2025, the Company received the full principal amount of $422,182 under this note.

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

As approved by the stockholders of the Company, at its annual meeting of stockholders held on December 10, 2024 (the “2024 Annual Meeting”), the Company filed an amendment to the Charter, with the Secretary of State of the State of Delaware (the “New Amendment”). The New Amendment extends the date by which the Company must consummate a Business Combination on a monthly basis for up to nine times (the “Third Extension”) by an additional one month each time for a total of up to nine months from December 14, 2024 (the date which is 36 months from the closing date of the Company’s IPO) to September 14, 2025 (the date which is 45 months from the closing date of the IPO, the “Combination Period”), provided that the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that is subject to redemption and that has not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial Business Combination shall have occurred. In connection with the Third Extension, stockholders holding 977,625 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $11,497,959 (approximately $11.76 per share) was withdrawn from the Trust Account to pay such redeeming holders.

On December 10, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation determined to commence proceedings to delist the Company’s Class A common stock, units and redeemable warrants, pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, the Listed Securities on NYSE American were suspended from trading on December 10, 2024 and delisted on December 30, 2024. The Company’s Class A common stock, units and redeemable warrants currently trade on OTC Pink under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

On each of December 11, 2024, January 10, 2025, February 10, 2025, March 6, 2025, April 7, 2025, May 7, 2025, June 6, 2025, July 8, 2025 and August 11, 2025, the Company deposited $6,203 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 14, 2024 to September 14, 2025 (the “Monthly Extensions”). The Monthly Extensions were nine of up to nine monthly extensions permitted under the Company’s Charter, as amended by the New Amendment.

On August 13, 2025, the Company filed with the SEC a preliminary proxy statement for the purpose of holding a special meeting on September 10, 2025, at which the Company’s stockholders will vote on a proposal to amend the Company’s Charter to extend the Combination Period on a monthly basis up to nine times by an additional one month each time until June 14, 2026 (the date which is 54 months from the closing date of the IPO), provided that the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that is subject to redemption and that has not been redeemed in accordance with the terms of the amended Charter.

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

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 10, 2024, there were 977,625 shares tendered for redemption and approximately $11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable. As of June 30, 2025, the Company’s aggregate excise tax payable, including interests and penalties, amounted to $3,688,337.

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

Management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $669,440, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and March 31, 2024, also counter to the terms of the Trust Agreement. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On April 10, 2024, the misallocated $669,440 funds that were used for general operating expenses were replenished to the Company’s operating account in the form of an intercompany loan made by the Sponsor. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities, and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 in interest and penalties incurred, and $61,891 of its 2024 Delaware franchise tax liabilities. On May 21, 2025, the Company paid $171,778 of its 2023 tax penalties and interest. As of June 30, 2025, the total amount of prepaid income taxes was $598,519, and the remaining restricted cash balance amounted to $0. The total amount of interest and penalties of $171,778 through June 30, 2025 is included in general and administrative expenses.

Going Concern Consideration and Capital Resources

As of June 30, 2025, the Company had operating cash of $280,063 and a working capital deficit of $10,580,564. The Company also has investments held in the Trust Account of $3,585,115 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of June 30, 2025, a total of $277,093 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, there were amounts of $2,157,868 and $1,577,387, respectively, for Working Capital Loans and Convertible note - related party outstanding (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company has determined there is not sufficient time to complete its initial Business Combination before September 14, 2025 (the “mandatory liquidation date”). On August 13, 2025, the Company filed with the SEC a preliminary proxy statement for the purpose of holding a special meeting on September 10, 2025, at which the Company’s stockholders will vote on a proposal to extend the mandatory liquidation date on a monthly basis up to nine times by an additional one month each time until June 14, 2026, provided that the Sponsor or its affiliates or permitted designees deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that is subject to redemption and that has not been redeemed; however, there can be no assurance that the Company will be able to extend the mandatory liquidation date, or that the Company would consummate any Business Combination by June 14, 2026 (if the mandatory liquidation date were extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2025. The Company’s unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Management continues to evaluate the macroeconomic environment as a result of challenging and uncertain market conditions, and the Company has concluded that while it is reasonably possible that the market conditions could have a negative effect on identifying a target company for and consummating a business combination, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected through December 31, 2025, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $280,063 and $142,260 of unrestricted cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash and Cash Equivalents - Restricted

Cash and cash equivalents that are encumbered or otherwise restricted as to their use are included in cash and cash equivalents – restricted and represent cash that was withdrawn from the Trust Account to pay taxes but is yet to be utilized. As of June 30, 2025 and December 31, 2024, the balance was $0.

Investments Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At June 30, 2025 and December 31, 2024, the Company had $3,585,115 and $3,666,439, respectively, in investments held in Trust Account.

Offering Costs Associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 14, 2025 (if extended by the full amount of time) subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of June 30, 2025, the full amount of $8,956,250 remains outstanding.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of June 30, 2025 and December 31, 2024, interest and penalties of $171,778 and $57,309, respectively, was offset against prepaid income taxes. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in general and administrative expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since its inception.

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

The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, an amount of $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Special Meeting on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Third Extension, there were 977,625 shares of the Company’s Class A common stock redeemed. On December 11, 2024, an amount of $11,497,959 was withdrawn from the Trust Account to pay such redeeming holders and the 977,625 shares of the Company’s Class A common stock that were redeemed were cancelled. Accordingly, as of June 30, 2025 and December 31, 2024, there were 310,156 and 310,156 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

As of June 30, 2025 and December 31, 2024, shares of Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Class A common stock subject to possible redemption at December 31, 2022	$258,996,758
Less:
Redemption of common stock subject to possible redemption	(239,604,919)
Plus:
Accretion of carrying value to redemption value	5,445,229
Class A common stock subject to possible redemption at December 31, 2023	24,837,068
Less:
Redemption of common stock subject to possible redemption	(21,677,622)
Plus:
Accretion of carrying value to redemption value	1,126,267
Class A common stock subject to possible redemption at December 31, 2024	4,285,713
Plus:
Accretion of carrying value to redemption value	(70,494)
Class A common stock subject to possible redemption at June 30, 2025	$4,215,219

Net Loss per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 4) and Private Placement Warrants (see Note 7) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At June 30, 2025 and December 31, 2024, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2025 and 2024 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	Common Stock		Common Stock
	Class A		Class A
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(699,206)	$(235,418)	$(1,467,864)	$(836,945)

Denominator:
Weighted average shares outstanding	10,145,156	11,122,781	10,145,156	11,479,844

Basic and diluted net loss per common share	$(0.07)	$(0.02)	$(0.14)	$(0.07)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU became effective as of December 31, 2024 and the Company’s management adopted in its financial statements and related disclosures.

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

Due to Related Party

Due to related party represents payments of Company’s expenses by the Sponsor on the Company’s behalf, including accrual of unpaid monthly administrative support services fees. As of June 30, 2025 and December 31, 2024, due to related party amounted to $211,029 and $201,029, respectively.

Convertible Note – Related Party

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of June 30, 2025, the Company received the full principal amount of $422,182 under this Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, the promissory notes below were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial Business Combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of June 30, 2025 and December 31, 2024, the total outstanding balance of the Notes was $300,000.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of June 30, 2025, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

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

As of June 30, 2025, the total borrowings under the Working Capital Loans structure were $1,800,000, with a discount allocation of $64,314, or a net amount of $1,735,686. As of December 31, 2024, the total borrowings under the Working Capital Loans structure were $1,300,000, with a discount allocation of $144,795, or a net amount of $1,155,205.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and six months ended June 30, 2025, $30,000 and $60,000 has been incurred, respectively, and $50,000 was paid under this agreement. For the three and six months ended June 30, 2024, $30,000 and $60,000, respectively, have been incurred under this agreement, $40,000 of which has been paid by the Company. As of June 30, 2025 and December 31, 2024, the Company had accrued administrative support services fees of $80,000 and $70,000, respectively, under due to related party account in the Company’s accompanying condensed consolidated balance sheets.

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

On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Ace Green Recycling, as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Ace Green Recycling, thus, as of June 30, 2025, the full amount of $8,956,250 remains outstanding.

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

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of June 30, 2025 and December 31, 2024, there were 9,835,000 shares of Class A common stock issued and outstanding which are classified as permanent equity, and 310,156 shares of Class A common stock issued and outstanding are subject to possible redemption, which are classified as temporary equity.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no shares of Class B common stock outstanding.

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

Warrants—As of June 30, 2025 and December 31, 2024, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account were comprised of $3,585,115 and $3,666,439, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. Net amounts of $2,869,660 and $2,674,222 (net of approximately $328,000 cash deposited to the Trust Account to refund the over withdrawal) have been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as of June 30, 2025 and December 31, 2024, respectively.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$3,585,115	$—	$—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$3,666,439	$—	$—

The following tables present information about the Company’s equity instruments that are measured at fair value at February 9, 2025 and December 5, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
February 9, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Equity:
Fair value of subscription shares	3	$—	$—	$55,500

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 6, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Equity:
Fair value of subscription shares	3	$—	$—	$878,000

The subscription shares were valued using the market approach. The following table presents the quantitative information regarding market assumptions used in the valuation of subscription shares:

Inputs	February 9, 2025
Market Price	$1.00
Discount for Lack of Marketability	7%
Discount for Probability of Liquidation	50%
Discount for Expected Forfeiture	20%

Inputs	December 6, 2024
Market Price	$11.92
Discount for Lack of Marketability	8%
Discount for Probability of Liquidation	50%
Discount for Expected Forfeiture	20%

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

	June 30,	December 31,
	2025	2024
Investments held in Trust Account	$3,585,115	$3,666,439
Cash	$280,063	$142,260

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$634,894	$382,269	$1,360,614	$1,158,045
Interest income on investments held in Trust Account	$38,380	$194,074	$76,895	$512,940

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

On each of July 8, 2025 and August 11, 2025, the Company deposited $6,203, on each date, into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by a total of two months from July 14, 2025 to September 14, 2025 (the “Subsequent Monthly Extensions”). The Subsequent Monthly Extensions are the eighth and ninth of up to nine monthly extensions permitted under the Company’s Charter, as amended by the New Amendment.

On August 13, 2025, the Company filed with the SEC a preliminary proxy statement for the purpose of holding a special meeting on September 10, 2025, at which the Company’s stockholders will vote on a proposal to amend the Company’s Charter to further extend the date by which the Company must consummate its initial business combination on a monthly basis up to nine times by an additional one month each time from September 14, 2025 until June 14, 2026, provided that the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that is subject to redemption and that has not been redeemed in accordance with the terms of the amended Charter.

On August 11, 2025, the Company and Sponsor entered into a Subscription Agreement (the “August Subscription Agreement”) with Polar pursuant to which Polar contributed an additional $400,000 to Sponsor (for an aggregate of $900,000, such funded amounts, the “Polar Capital Investment”), which in turn was loaned by Sponsor to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the Polar Capital Investment, the Company will repay the entire balance of the Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 400,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 900,000 shares to be transferred and/or issued to Polar).

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

On December 10, 2024, the Company held an annual meeting of its stockholders (the “2024 Annual Meeting”), at which the stockholders approved the proposal to amend the Charter to further extend the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from December 14, 2024 to September 14, 2025 (the “Third Extension”), provided that the Sponsor or its affiliates or permitted designees deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that has not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred. The Company filed an amendment to the Charter to reflect the accepted proposals on December 10, 2024. In connection with the Third Extension, 977,625 shares of the Company’s Class A common stock were redeemed.

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

On each of December 11, 2024, January 10, 2025, February 10, 2025, March 6, 2025, April 7, 2025, May 7, 2025, June 6, 2025, July 8, 2025 and August 11, 2025, the Company deposited $6,203 into the Trust Account, or an aggregate of $55,827, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 14, 2024 to September 14, 2025.

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

On each of April 17, 2024 and November 20, 2024, the Company received an official notice of noncompliance from NYSE Regulation stating that it was not in compliance with NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file the Annual Report on Form 10-K by the filing due date of April 16, 2024 and the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 by the filing due date of November 19, 2024, respectively (the “Filing Delinquencies”.) The Company filed its Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the three months ended March 31, 2024, the Quarterly Report on Form 10-Q for the three months ended June 30, 2024 and the Quarterly Report on Form 10-Q for the three months ended September 30, 2024, and believed it had cured the Filing Delinquencies. On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees. On December 10, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s (i) Class A common stock (ii) Units, and (iii) Warrants pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Listed Securities on NYSE American was suspended on December 10, 2024 and delisted on December 30, 2024. Our Class A common stock, Units and Warrants currently trade on OTC Pink under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

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

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During September 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. On May 21, 2025, the Company paid $171,778 of its 2023 tax penalties and interest. As of June 30, 2025, the total amount of prepaid income taxes was $598,519, and the remaining restricted cash balance amounted to $0.

Company Funding

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of June 30, 2025, the Company received the full principal amount of $422,182 under this note.

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

On August 11, 2025, the Company and Sponsor entered into a Subscription Agreement (the “August Subscription Agreement”) with Polar pursuant to which Polar contributed an additional $400,000 to Sponsor (for an aggregate of $900,000, such funded amounts, the “Polar Capital Investment”), which in turn was loaned by Sponsor to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the Polar Capital Investment, the Company will repay the entire balance of the Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 400,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 900,000 shares to be transferred and/or issued to Polar).

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through June 30, 2025 were organizational activities and those necessary to prepare for our initial public offering, described below, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2025, we had a net loss of $699,206, which consisted of operating expenses of $634,894, finance cost of $96,472, franchise tax expense of $4,800 and income tax expense of $1,420, partially offset by interest income on investments held in the Trust Account of $38,380.

For the six months ended June 30, 2025, we had a net loss of $1,467,864, which consisted of operating expenses of $1,360,614, finance cost of $171,316, franchise tax expense of $10,000, and income tax expense of $2,829, partially offset by interest income on investments held in the Trust Account of $76,895.

For the three months ended June 30, 2024, we had a net loss of $235,418, which consisted of operating expenses of $382,269, franchise tax expense of $5,300 and income tax expenses of $41,923, partially offset by interest income on investments held in the Trust Account of $194,074.

For the six months ended June 30, 2024, we had a net loss of $836,945, which consisted of operating expenses of $1,158,045, finance cost of $59,940, franchise tax expense of $30,796 and income tax expenses of $101,104, partially offset by interest income on investments held in the Trust Account of $512,940.

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

Offering costs for our initial public offering amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. The $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a business combination by September 14, 2025, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful business combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful business combination, thus, as of June 30, 2025, the full amount of $8,956,250 remains outstanding.

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

As of June 30, 2025, there is $277,093 of interest income available in the Trust Account available to pay for franchise and income taxes and total amounts withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,869,660, (net of approximately $328,000 cash deposited to the Trust Account to refund the over withdrawal). No amounts were withdrawn during the six months ended June 30, 2025. In connection with the First Extension Special Meeting held on June 13, 2023, there were 23,176,961 shares of the Company’s Class A common stock redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting held on March 12, 2024, there were 910,258 shares of the Company’s Class A common stock redeemed. On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Third Extension, there were 977,625 shares of the Company’s Class A common stock redeemed. On December 11, 2024, $ 11,497,959 was withdrawn from the Trust Account to pay the redeeming holders and the 977,625 shares of the Company’s Class A common stock that were redeemed were cancelled.

Through March 31, 2024, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $669,440. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. On April 10, 2024, the misallocated $669,440 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. As of June 30, 2025, the total amount of prepaid income taxes was $598,519, and the remaining restricted cash balance amounted to $0.

For the six months ended June 30, 2025, cash used in operating activities was $520,416. Net loss of $1,467,864 was reduced by interest income on investments held in Trust Account of $76,895 and increased by finance costs – amortization of debt issuance of $171,316. Changes in operating assets and liabilities provided $853,027 of cash for operating activities. Net cash used in investing activities was $158,219 which consisted of cash withdrawn from Trust Account to pay penalties and interest on franchise and income taxes of $195,437 partially offset by cash deposited to the Trust Account for extension payments of $37,218. Net cash provided by financing activities was $500,000, which consisted of proceeds from promissory note - related party of $500,000.

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

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 10, 2024, there were 977,625 shares tendered for redemption and approximately $11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable. As of June 30, 2025, the Company’s aggregate excise tax payable, including interest and penalties, amounted to $3,688,337.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $3,284,389 is payable with respect to our 2023 excise tax liability and associated interest and penalties. The amount payable will continue to increase until paid as a result of penalties and interest. As of the date of filing of these financial statements, the Company has not yet paid the amount due. The Company recognized a total of $888,340 in interest and penalties with respect to the 2023 excise tax liability through December 31, 2024. The Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025. As of the date of filing of these unaudited condensed consolidated financial statements, the Company has not filed a return for the 2024 excise tax liabilities.

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

At June 30, 2025, we had investments held in the Trust Account of $3,585,115. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest from the Trust Account to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding as of the date of this filing, to be approximately $20,000, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

At June 30, 2025, we had operating cash of $280,063, restricted cash and cash equivalents to pay tax obligations of $0 and a working capital deficit of $10,580,564. As of June 30, 2025, approximately $277,093 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of June 30, 2025, the Company received the full principal amount of $422,182 under this note.

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

The borrowings under the Working Capital Loans structure as of June 30, 2025 and December 31, 2024 were $1,735,686 and $1,155,205, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company has determined there is not sufficient time to complete its initial Business Combination before September 14, 2025 (the “mandatory liquidation date”). On August 13, 2025, the Company filed with the SEC a preliminary proxy statement for the purpose of holding a special meeting on September 10, 2025, at which the Company’s stockholders will vote on a proposal to extend the mandatory liquidation date on a monthly basis up to nine times by an additional one month each time until June 14, 2026, provided that the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that is subject to redemption and that has not been redeemed; however, there can be no assurance that the Company will be able to extend the mandatory liquidation date, or that the Company would consummate any Business Combination by June 14, 2026 (if the mandatory liquidation date is extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2025. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to deferred underwriting commissions of $0.35 per unit ($0.55 per unit from the over-allotment units), or $8,956,250 from the closing of the initial public offering and the over-allotment units. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful business combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful business combination, thus, as of June 30, 2025, the full amount of $8,956,250 remains outstanding.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3 to the unaudited condensed consolidated financial statements) and Private Placement Warrants (see Note 4 to the unaudited condensed consolidated financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At June 30, 2025 and December 31, 2024, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended June 30, 2025 and 2024 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU became effective as of December 31, 2024 and the Company’s management adopted in its financial statements and related disclosures.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2025 due to the material weakness described below.

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

As of June 30, 2025, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 11, 2025, the Company and Sponsor entered into a Subscription Agreement (the “August Subscription Agreement”) with Polar pursuant to which Polar contributed an additional $400,000 to Sponsor (for an aggregate of $900,000, such funded amounts, the “Polar Capital Investment”), which in turn was loaned by Sponsor to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the Polar Capital Investment, the Company will repay the entire balance of the Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 400,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 900,000 shares to be transferred and/or issued to Polar).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Subscription Agreement, dated as of August 11, 2025, by and between Polar Multi-Strategy Master Fund, Athena Technology Sponsor II, LLC, and Athena Technology Acquisition Corp. II

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: August 19, 2025	By:	/s/ Jennifer Calabrese
	Name:	Jennifer Calabrese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)