Form 10-Q
period 2025-09-30
Athena Technology Acquisition Corp. II
filed 2025-12-31
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of December 31, 2025, there were 9,859,887 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$527,152	$142,260
Prepaid expenses and other assets	69,904	41,585
Prepaid income taxes	611,113	601,348
Due from Sponsor	15,510	15,510
Total current assets	1,223,679	800,703

Investments held in Trust Account	293,283	3,666,439
TOTAL ASSETS	$1,516,962	$4,467,142

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,745,983	$4,805,980
Note payable - related party, net of discount	1,800,000	1,155,205
Convertible note - related party	422,182	422,182
Due to related party	211,029	201,029
Return of capital subscription shares liability	147,600	—
Due to redeeming stockholders	586,001	—
Excise tax payable	—	3,501,166
Total current liabilities	8,912,795	10,085,562
Deferred underwriting fee payable	8,956,250	8,956,250
TOTAL LIABILITIES	17,869,045	19,041,812

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 24,887 and 310,156 shares at redemption value of $14.25 and $13.82 per share at September 30, 2025 and December 31, 2024, respectively	354,580	4,285,713
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 shares issued and outstanding (excluding 24,887 and 310,156 shares subject to possible redemption) at September 30, 2025 and December 31, 2024, respectively	983	983
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	382,871	—
Accumulated deficit	(17,090,517)	(18,861,366)
TOTAL STOCKHOLDERS’ DEFICIT	(16,706,663)	(18,860,383)
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,516,962	$4,467,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING EXPENSES
General and administrative	$202,012	$452,628	$1,562,626	$1,610,673
Franchise tax	(4,600)	15,300	5,400	46,096
Return of capital subscription shares expense	164,000	—	164,000	—
Total operating expenses	361,412	467,928	1,732,026	1,656,769

OTHER INCOME(EXPENSE)
Interest income on investments held in Trust Account	30,558	191,561	107,453	704,501
Gain on change in fair value of Return of capital subscription shares liability	16,400	—	16,400	—
Finance costs – discount on debt issuance	(64,314)	—	(235,630)	(59,940)
Reversal of prior year interest and penalties on excise tax liability	888,340	—	888,340	—
Total other income, net	870,984	191,561	776,563	644,561

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	509,572	(276,367)	(955,463)	(1,012,208)
Provision for income taxes	(1,487)	(38,553)	(4,316)	(139,657)
NET INCOME (LOSS)	$508,085	$(314,920)	$(959,779)	$(1,151,865)

Weighted average shares outstanding of Class A common stock	10,083,141	11,122,781	10,124,257	11,359,515
Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.03)	$(0.09)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	9,835,000	$983	—	$—	$—	$(18,861,366)	$(18,860,383)

Remeasurement of common stock subject to redemption	—	—	—	—	—	117,802	117,802

Class A common stock to be transferred to fund promissory note	—	—	—	—	90,835	—	90,835

Net loss	—	—	—	—	—	(768,658)	(768,658)

Balance March 31, 2025 (unaudited)	9,835,000	983	—	—	90,835	(19,512,222)	(19,420,404)

Remeasurement of common stock subject to redemption	—	—	—	—	(47,308)	—	(47,308)

Net loss	—	—	—	—	—	(699,206)	(699,206)

Balance June 30, 2025 (unaudited)	9,835,000	983	—	—	43,527	(20,211,428)	(20,166,918)

Remeasurement of common stock subject to redemption	—	—	—	—	(60,656)	—	(60,656)

Reversal of excise tax payable attributable to redemption of common stock	—	—	—	—	—	2,612,826	2,612,826

Class A common stock to be transferred in connection with Polar subscription agreement	—	—	—	—	400,000	—	400,000

Net Income	—	—	—	—	—	508,085	508,085

Balance September 30, 2025 (unaudited)	9,835,000	$983	—	$—	$382,871	$(17,090,517)	$(16,706,663)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	9,835,000	$983	—	$—	$239,759	$(15,272,029)	$(15,031,287)

Remeasurement of common stock subject to redemption	—	—	—	—	(239,759)	(93,945)	(333,704)

Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(101,797)	(101,797)

Net loss	—	—	—	—	—	(601,527)	(601,527)

Balance, March 31, 2024 (unaudited)	9,835,000	983	—	—	—	(16,069,298)	(16,068,315)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(221,336)	(221,336)

Net loss	—	—	—	—	—	(235,418)	(235,418)

Balance, June 30, 2024 (unaudited)	9,835,000	983	—	—	—	(16,526,052)	(16,525,069)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(214,973)	(214,973)

Net loss	—	—	—	—	—	(314,920)	(314,920)

Balance, September 30, 2024 (unaudited)	9,835,000	$983	—	$—	$—	$(17,055,945)	$(17,054,962)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(959,779)	$(1,151,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(107,453)	(704,501)
Finance costs – discount on debt issuance	235,630	59,940
Return of capital subscription shares expense	164,000	—
Gain on change in fair value of return of capital subscription shares liability	(16,400)	—
Expenses paid by related party	—	133,221
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(28,319)	—
Prepaid income taxes	(9,765)	(475,743)
Due to related party	10,000	—
Accounts payable and accrued expenses	940,003	951,241
Franchise tax payable	—	(27,986)
Income tax payable	—	(1,540,792)
Excise tax payable	(888,340)	—
Net cash used in operating activities	(660,423)	(2,756,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	3,335,294	10,179,663
Cash deposited into Trust Account	(50,122)	(300,289)
Cash withdrawn from Trust Account to pay franchise and income taxes	195,437	252,108
Net cash provided by investing activities	3,480,609	10,131,482

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note - related party	—	422,182
Payment of due to related party	—	(44,314)
Proceeds from promissory note - related party	500,000	800,000
Proceeds from Polar Subscription Agreement	400,000	—
Redemptions of Class A common stock	(3,335,294)	(10,179,663)
Net cash used in financing activities	(2,435,294)	(9,001,795)

NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	384,892	(1,626,798)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	142,260	1,824,893
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$527,152	$198,095

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD
Cash	$527,152	$159,864
Cash and cash equivalents - restricted	—	38,231
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$527,152	$198,095

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax	$—	$2,199,449

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Excise tax payable attributable to redemption of Class A common stock	$—	$101,797
Reversal of excise tax payable attributable to redemption of common stock	$2,612,826	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity through September 30, 2025, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by June 14, 2026, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup Global Markets Inc. (“Citigroup”), as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling (as defined herein). The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of September 30, 2025, the full amount of $8,956,250 remains outstanding.

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

On June 13, 2023, the Company held a special meeting of its stockholders (the “First Extension Special Meeting”), at which the stockholders approved proposals to amend the Company’s Charter to (i) extend the date by which the Company must consummate its initial business combination from June 14, 2023 to up to March 14, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis up to nine times by an additional one month each time after June 14, 2023 until March 14, 2024, or a total of up to nine months, provided that the Sponsor or its affiliates or permitted designees deposited into the Trust Account the lesser of (a) $60,000 and (b) $0.03 for each share of common stock issued and outstanding that was subject to redemption and that had not been redeemed in accordance with the terms of the amended Charter and (ii) provided holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), the right to convert any and all of their Class B common stock into the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), on a one-for-one basis prior to the closing of a business combination at the election of the holder.

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

As approved by the stockholders of the Company, at its special meeting of stockholders held on March 12, 2024 (the “Second Extension Special Meeting”), the Company filed an amendment to its Charter with the Secretary of State of the State of Delaware which (i) extended the date by which the Company must consummate its initial Business Combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from March 14, 2024 to December 14, 2024 provided that the Sponsor or its affiliates or permitted designees deposited into the Trust Account the lesser of (a) $40,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that was subject to redemption and that had not been redeemed in accordance with the terms of the charter upon the election of each such one-month extension unless the closing of the Company’s initial Business Combination shall have occurred and (ii) eliminated the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial Business Combination. In connection with the Second Extension Special Meeting, 910,258 shares of the Company’s Class A common stock were redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming stockholders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of September 30, 2025, the Company received the full principal amount of $422,182 under this note.

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

As approved by the stockholders of the Company, at its annual meeting of stockholders held on December 10, 2024 (the “Third Extension Meeting”), the Company filed an amendment to the Charter with the Secretary of State of the State of Delaware which extended the date by which the Company must consummate a Business Combination on a monthly basis for up to nine times (the “Third Extension”) by an additional one month each time for a total of up to nine months from December 14, 2024 to September 14, 2025, provided that the Sponsor or its affiliates or permitted designees deposited into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that was subject to redemption and that had not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial Business Combination shall have occurred. In connection with the Third Extension, stockholders holding 977,625 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $11,497,959 (approximately $11.76 per share) was withdrawn from the Trust Account to pay such redeeming holders.

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

On each of December 11, 2024, January 10, 2025, February 10, 2025, March 6, 2025, April 7, 2025, May 7, 2025, June 6, 2025, July 8, 2025 and August 11, 2025, the Company deposited $6,203 into the Trust Account, or an aggregate of $55,827, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month for a total extension from December 14, 2024 to September 14, 2025.

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

On August 11, 2025, the Company and Sponsor on entered into a Subscription Agreement (the “August Subscription Agreement”) with Polar pursuant to which Polar contributed an additional $400,000 to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the Polar Capital Investment, the Company immediately prior to the closing of a business combination will issue Polar Capital Investments one (1) share of Company class A common stock per $1.00 contributed by Polar Capital Investments (“subscription shares”).

Additionally, in connection with the August Subscription Agreement, an amount equal to the Investor Capital Contribution shall be paid by the Company to the Investor as a return of capital within 5 business days of the De-SPAC Closing. The Sponsor shall not sell, transfer, or otherwise dispose of any securities (including warrants) owned by the Sponsor without the Investor’s consent, other than Permitted Share Transfers, until the full amount of the Investor Capital Contribution has been paid to the Investor. The Company and Sponsor shall be jointly and severally obligated for such repayment. If the De-SPAC Closing occurs, the Investor may, in its sole discretion, elect at the De-SPAC Closing or at any time prior to the repayment of the Investor Capital Contribution to receive such repayment of the Investor Capital Contribution from the Company either in cash or shares of the Company’s Class A common stock at a rate of one share of Class A common stock for each $10 of the Investor Capital Contribution (the “Capital Contribution Shares”). In the event that the Sponsor or the Company defaults in its obligations and that such default continues for a period of five (5) business days following written notice to the Sponsor and Company (the “Default Date”), the Company shall immediately issue to Polar 0.1 shares of the Company’s Class A common stock (the “Default Shares”) for each $1.00 of the Polar contribution on the Default Date and shall issue Polar an additional 0.1 Default Shares for each $1.00 of the Polar contribution that Polar funded each month thereafter, until the default is cured.

As approved by the stockholders of the Company, at its special meeting of stockholders held on September 10, 2025 (the “Fourth Extension Special Meeting”), the Company filed an amendment to its Charter with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment extends the date by which the Company must consummate a business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from September 14, 2025 to June 14, 2026 (the “Combination Period”), provided that Athena Technology Sponsor II, LLC or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that is subject to redemption and that has not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred. In connection with the Fourth Extension Special Meeting, stockholders holding 285,269 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $3,335,294 (approximately $11.69 per share) was withdrawn from the Trust Account to pay such redeeming holders. Additionally, $586,001 was calculated as an additional payment to redeeming stockholders on September 10, 2025 which is presented as due to redeeming stockholders on the condensed balance sheets

On each of September 12, 2025, October 7, 2025, November 4, 2025 and December 8, 2025, the Company deposited $497.74 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from September 14, 2025 to January 14, 2026 (the “Monthly Extension”). The most recent Monthly Extension was the fourth of up to nine potential monthly extensions permitted under the Company’s Charter, as amended.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, 910,258 shares were tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797.

In connection with the stockholders’ vote at the Annual Meeting of Stockholders held on December 10, 2024, 977,625 shares were tendered for redemption and approximately $11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on September 10, 2025, 285,269 shares were tendered for redemption and approximately $3,335,294 was paid out of the Trust Account on September 12, 2025 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $33,353 excise tax payable.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $3,284,389 is payable with respect to the 2023 excise tax liability and associated interest and penalties. The Company did not pay the amount due. The Company recognized a total of $1,051,283 in interest and penalties with respect to the 2023 excise tax liability through September 30, 2025. The Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to SPAC’s. The IRS published that any SPAC that priced their IPO prior to August 16, 2022 are not subject to excise tax on any redemptions. As such, the Company has reversed $3,688,337 of liabilities relating to excise tax that was accrued in previous quarters. Of the $3,688,337, $2,612,825 was reversed back to accumulated deficit where the initial excise tax in connection with the redemption of class A common stock was recorded and is reflected in the unaudited condensed consolidated statements of changes in stockholders’ deficit, $888,340 was recorded to reversal of prior year interest and penalties on excise tax liability and $187,171 within general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

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

Management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $669,440, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and March 31, 2024, also counter to the terms of the Trust Agreement. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On April 10, 2024, the misallocated $669,440 funds that were used for general operating expenses were replenished to the Company’s operating account in the form of an intercompany loan made by the Sponsor. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities, and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 in interest and penalties incurred, and $61,891 of its 2024 Delaware franchise tax liabilities. On May 21, 2025, the Company paid $171,778 of its 2023 tax penalties and interest. As of September 30, 2025, the total amount of prepaid income taxes was $611,113, and the remaining restricted cash balance amounted to $0. The total amount of interest and penalties of $157,697 through September 30, 2025 is included in general and administrative expenses.

Going Concern Consideration and Capital Resources

As of September 30, 2025, the Company had operating cash of $527,152 and a working capital deficit of $7,689,116. The Company also has investments held in the Trust Account of $293,283 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of September 30, 2025, a total of $26,353 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, there were amounts of $2,222,182 and $1,577,387, respectively, for Working Capital Loans and Convertible note - related party outstanding (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by June 14, 2026 (if extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2026. The Company’s unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Management continues to evaluate the macroeconomic environment as a result of challenging and uncertain market conditions, and the Company has concluded that while it is reasonably possible that the market conditions could have a negative effect on consummating a business combination, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected through December 31, 2025, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $527,152 and $142,260 of unrestricted cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash and Cash Equivalents - Restricted

Cash and cash equivalents that are encumbered or otherwise restricted as to their use are included in cash and cash equivalents – restricted and represent cash that was withdrawn from the Trust Account to pay taxes but is yet to be utilized. As of September 30, 2025 and December 31, 2024, the balance was $0.

Investments Held in Trust Account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At September 30, 2025 and December 31, 2024, the Company had $293,283 and $3,666,439, respectively, in investments held in Trust Account.

Offering Costs Associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 14, 2026 (if extended by the full amount of time) subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of September 30, 2025, the full amount of $8,956,250 remains outstanding.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of September 30, 2025 and December 31, 2024, interest and penalties of $157,697 and $57,309, respectively, was offset against prepaid income taxes. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in general and administrative expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since its inception.

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

The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the First Extension Special Meeting, 23,176,961 shares of the Company’s Class A common stock were redeemed. On June 21, 2023, an amount of $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting, 910,258 shares of the Company’s Class A common stock were redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Third Extension Meeting, 977,625 shares of the Company’s Class A common stock were redeemed. On December 11, 2024, an amount of $11,497,959 was withdrawn from the Trust Account to pay such redeeming holders and the 977,625 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with Fourth Extension Special Meeting, 285,269 shares of the Company’s Class A common stock were redeemed. On September 12, 2025, an amount of $3,335,294 was withdrawn from the Trust Account to pay such redeeming holders and the 285,269 shares of the Company’s Class A common stock that were redeemed were cancelled. Additionally, $586,001 was calculated as an additional payment to redeeming stockholders on September 10, 2025. Accordingly, as of September 30, 2025 and December 31, 2024, there were 24,887 and 310,156 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

As of September 30, 2025 and December 31, 2024, shares of Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Class A common stock subject to possible redemption at December 31, 2022	$258,996,758
Less:
Redemption of common stock subject to possible redemption	(239,604,919)
Plus:
Accretion of carrying value to redemption value	5,445,229
Class A common stock subject to possible redemption at December 31, 2023	24,837,068
Less:
Redemption of common stock subject to possible redemption	(21,677,622)
Plus:
Accretion of carrying value to redemption value	1,126,267
Class A common stock subject to possible redemption at December 31, 2024	4,285,713
Less:
Redemption of common stock subject to possible redemption	(3,921,295)
Plus:
Diminution of carrying value to redemption value	(9,838)
Class A common stock subject to possible redemption at September 30, 2025	$354,580

Net Income (Loss) per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 4) and Private Placement Warrants (see Note 7) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At September 30, 2025 and December 31, 2024, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	Common Stock		Common Stock
	Class A		Class A
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$508,086	$(314,920)	$(959,779)	$(1,151,865)

Denominator:
Weighted average shares outstanding	10,083,141	11,122,781	10,124,257	11,359,515

Basic and diluted net income (loss) per common share	$0.05	$(0.03)	$(0.09)	$(0.10)

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

Due to Related Party

Due to related party represents payments of Company’s expenses by the Sponsor on the Company’s behalf, including accrual of unpaid monthly administrative support services fees. As of September 30, 2025 and December 31, 2024, due to related party amounted to $211,029 and $201,029, respectively.

Convertible Note – Related Party

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of September 30, 2025, the Company received the full principal amount of $422,182 under this Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, the promissory notes below were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial Business Combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of September 30, 2025 and December 31, 2024, the total outstanding balance of the Notes was $300,000.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of September 30, 2025, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

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

As of September 30, 2025, the total borrowings under the Working Capital Loans structure were $1,800,000, with a discount allocation of $0, or a net amount of $1,800,000. As of December 31, 2024, the total borrowings under the Working Capital Loans structure were $1,300,000, with a discount allocation of $144,795, or a net amount of $1,155,205.

Subscription Agreement

On August 11, 2025, the Company and Sponsor on entered into a Subscription Agreement (the “August Subscription Agreement”) with Polar pursuant to which Polar contributed an additional $400,000 to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the Polar Capital Investment, the Company immediately prior to the closing of a business combination will issue Polar Capital Investments one (1) share of Company class A common stock per $1.00 contributed by Polar Capital Investments (i) (“subscription shares”). The subscription shares meet equity classification under ASC 815-40. Additionally, in connection with the August Subscription Agreement, an amount equal to the Investor Capital Contribution shall be paid by the Company to the Investor as a return of capital within 5 business days of the De-SPAC Closing. The Sponsor shall not sell, transfer, or otherwise dispose of any securities (including warrants) owned by the Sponsor without the Investor’s consent, other than Permitted Share Transfers, until the full amount of the Investor Capital Contribution has been paid to the Investor. The Company and Sponsor shall be jointly and severally obligated for such repayment. If the De-SPAC Closing occurs, the Investor may, in its sole discretion, elect at the De-SPAC Closing or at any time prior to the repayment of the Investor Capital Contribution to receive such repayment of the Investor Capital Contribution from the Company either in cash or shares of the Company’s Class A common stock at a rate of one share of Class A common stock for each $10 of the Investor Capital Contribution (ii) (the “Return of Capital”). In the event that the Sponsor or the Company defaults in its obligations and that such default continues for a period of five (5) business days following written notice to the Sponsor and Company (the “Default Date”), the Company shall immediately issue to Polar 0.1 shares of the Company’s Class A common stock (iii) (the “Default Shares”) for each $1.00 of the Polar contribution on the Default Date and shall issue Polar an additional 0.1 Default Shares for each $1.00 of the Polar contribution that Polar funded each month thereafter, until the default is cured. Although the Default Shares and Return of Capital shares are equity linked, they are classified as liabilities due to the failure to meet equity classification criteria under ASC 815-40.

At initial recognition, the Return of Capital shares and Default Shares are measured at fair value and recognized in the statement of profit and loss as a subscription expense, consistent with the guidance in ASC 815-10 for fair value measurement. Subsequent changes in fair value are also recognized in profit and loss, in accordance with ASC 815-10, as the instrument does not qualify for equity classification and is accounted for as a liability measured at fair value through earnings. For the three and nine months ended September 30, 2025 the Company recognized $0 as subscription expense related to the recognition of the Default Shares, $164,000 as return of capital subscription shares expense, $0 gain on changes of event of default subscription share liability and $16,400 gain on change in fair value of Return of capital subscription shares liability. As of September 30, 2025, the Company had outstanding balance of $0 on default shares Liability and $147,600 on return of capital subscription shares liability. As of December 31, 2024, there was no outstanding balance on both default shares liability and return of capital subscription shares liability.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and nine months ended September 30, 2025, $30,000 and $90,000 has been incurred, respectively, and $80,000 was paid under this agreement. For the three and nine months ended September 30, 2024, $30,000 and $90,000, respectively, have been incurred under this agreement, $40,000 of which has been paid by the Company. As of September 30, 2025 and December 31, 2024, the Company had accrued administrative support services fees of $80,000 and $70,000, respectively, under due to related party account in the Company’s accompanying condensed consolidated balance sheets.

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

On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Ace Green Recycling, as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Ace Green Recycling, thus, as of September 30, 2025, the full amount of $8,956,250 remains outstanding.

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

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of September 30, 2025 and December 31, 2024, there were 9,835,000 shares of Class A common stock issued and outstanding which are classified as permanent equity, and 24,887 and 310,156 shares of Class A common stock issued and outstanding are subject to possible redemption, which are classified as temporary equity, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were no shares of Class B common stock outstanding.

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

Warrants—As of September 30, 2025 and December 31, 2024, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account were comprised of $293,283 and $3,666,439, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. Net amounts of $2,869,660 and $2,674,222 (net of approximately $328,000 cash deposited to the Trust Account to refund the over withdrawal) have been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as of September 30, 2025 and December 31, 2024, respectively.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$293,283	$—	$—

Liabilities:
Event of default subscription share liability	3	$—	$—	$—
Return of capital subscription shares liability	3	$—	$—	$147,600

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Trust Account – Money Market Fund	1	$3,666,439	$—	$—

The following tables present information about the Company’s equity instruments that are measured at fair value at August 11, 2025, February 9, 2025 and December 5, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
August 11, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Return of capital subscription shares liability	3	$—	$—	$147,600

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
February 9, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Equity:
Fair value of 300,000 subscription shares	3	$—	$—	$55,500

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 6, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Equity:
Fair value of 200,000 subscription shares	3	$—	$—	$878,000

The return of capital subscription shares liability was valued using the market approach. The following table presents the quantitative information regarding market assumptions used in the valuation of return of capital subscription shares liability:

Inputs	August 11, 2025
Market Price	$10.00
Discount for Lack of Marketability	9%
Discount for Probability of Liquidation	50%
Discount for Expected Forfeiture	10%

Inputs	February 9, 2025
Market Price	$1.00
Discount for Lack of Marketability	7%
Discount for Probability of Liquidation	50%
Discount for Expected Forfeiture	20%

Inputs	December 6, 2024
Market Price	$11.92
Discount for Lack of Marketability	8%
Discount for Probability of Liquidation	50%
Discount for Expected Forfeiture	20%

The return of capital subscription shares liability is accounted for as a liability in accordance with ASC 815-40 and are presented as return of capital subscription shares liability on the condensed balance sheets. The return of capital subscription shares liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within other (expense) income in the condensed statements of operations.

The Company established the initial fair value for the return of capital subscription shares liability on August 11, 2025, the date of the Company entered into the Subscription Agreement, using the market approach model, As of September 30, 2025, the return of capital subscription shares liability was valued using the market approach model. Transfers between levels are recognized at the end of each quarterly reporting period. There were no transfers from a Level 3 measurement to a Level 2 or Level 1 fair value measurement during the period ended September 30, 2025.

The following tables present the changes in the fair value of Level 3 return of capital subscription shares liability:

Return of capital subscription shares liability
Fair Value as of December 31, 2024	$—
Initial measurement on August 11, 2025	164,000
Change in fair value	(16,400)
Fair Value as of September 30, 2025	$147,600

On September 30, 2025, the estimated fair value of the return of capital subscription shares liability is determined using Level 3 inputs utilizing the market approach model

The key inputs into the Market Approach Model as of September 30, 2025:

Inputs	September 30, 2025
Market Price	$9.02
Discount for Lack of Marketability	9%
Discount for Probability of Liquidation	50%
Discount for Expected Forfeiture	10%

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

	September 30,	December 31,
	2025	2024
Investments held in Trust Account	$293,283	$3,666,439
Cash	$527,152	$142,260

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$202,012	$452,628	$1,562,626	$1,610,673
Interest income on investments held in Trust Account	$30,558	$191,561	$107,453	$704,501

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

On each of October 7, 2025, November 4, 2025 and December 8, 2025, the Company deposited $497.74 into the Trust Account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month per deposit from October 14, 2025 to January 14, 2026 (the “Monthly Extension”). The last Monthly Extension is the fourth of up to nine potential monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended.

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

Stockholder Meetings

On June 13, 2023, the Company held a special meeting of its stockholders (the “First Extension Special Meeting”), at which the stockholders approved proposals to amend the Company’s amended and restated certificate of incorporation, as amended and corrected (“Charter”) to (i) extend the date by which the Company must consummate its initial business combination from June 14, 2023 to up to March 14, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis up to nine times by an additional one month each time after June 14, 2023 until March 14, 2024, or a total of up to nine months, provided that the Sponsor or its affiliates or permitted designees deposited into the Trust Account the lesser of (a) $60,000 and (b) $0.03 for each share of common stock issued and outstanding that was subject to redemption and that had not been redeemed in accordance with the terms of the amended Charter and (ii) provided holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), the right to convert any and all of their Class B common stock into the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), on a one-for-one basis prior to the closing of a business combination at the election of the holder. The Company filed an amendment to the Charter to reflect the accepted proposals on June 13, 2023. In connection with the First Extension Special Meeting, 23,176,961 shares of the Company’s Class A common stock were redeemed.

On March 12, 2024, the Company held a special meeting of its stockholders (the “Second Extension Special Meeting”), at which the stockholders approved proposals to further amend the Charter to (i) further extend the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from March 14, 2024 to December 14, 2024 provided that the Sponsor or its affiliates or permitted designees deposited into the Trust Account the lesser of (a) $40,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that was subject to redemption and that had not been redeemed upon the election of each such one-month extension unless the closing of the Company’s initial business combination had occurred and (ii) eliminated the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial business combination. The Company filed an amendment to the Charter to reflect the accepted proposals on March 12, 2024. In connection with the Second Extension Special Meeting, 910,258 shares of the Company’s Class A common stock were redeemed.

On December 10, 2024, the Company held an annual meeting of its stockholders (the “Third Extension Meeting”), at which the stockholders approved the proposal to amend the Charter to further extend the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from December 14, 2024 to September 14, 2025 (the “Third Extension”), provided that the Sponsor or its affiliates or permitted designees deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that was subject to redemption and that had not been redeemed upon the election of each such one-month extension unless the closing of the Company’s initial business combination had occurred. The Company filed an amendment to the Charter to reflect the accepted proposals on December 10, 2024. In connection with the Third Extension, 977,625 shares of the Company’s Class A common stock were redeemed.

On September 10, 2025, the Company held a special meeting of its stockholders (the “Fourth Extension Special Meeting”), at which the stockholders approved the proposal to further amend the Charter to further extend the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from September 14, 2025 to June 14, 2026 (the “Fourth Extension”), provided that the Sponsor or its affiliates or permitted designees deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of the Company’s common stock issued and outstanding that is subject to redemption and that has not been redeemed upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred. The Company filed an amendment to the Charter to reflect the accepted proposals on September 10, 2025. In connection with the Fourth Extension Special Meeting, 285,269 shares of the Company’s Class A common stock were redeemed.

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

On each of March 13, 2024, April 16, 2024, May 14, 2024, June 14, 2024, July 10, 2024, August 8, 2024, September 12, 2024, October 15, 2024 and November 11, 2024, the Company deposited $25,756 into the Trust Account, or an aggregate of $231,800, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024.

On each of December 11, 2024, January 10, 2025, February 10, 2025, March 6, 2025, April 7, 2025, May 7, 2025, June 6, 2025, July 8, 2025 and August 11, 2025, the Company deposited $6,203 into the Trust Account, or an aggregate of $55,827, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 14, 2024 to September 14, 2025.

On each of September 12, 2025, October 7, 2025, November 4, 2025 and December 8, 2025, the Company deposited approximately $498 into the Trust Account, or an aggregate of approximately $1,494, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 14, 2025 to January 14, 2026.

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

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During September 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. On May 21, 2025, the Company paid $171,778 of its 2023 tax penalties and interest. As of September 30, 2025, the total amount of prepaid income taxes was $611,113, and the remaining restricted cash balance amounted to $0.

Company Funding

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of September 30, 2025, the Company received the full principal amount of $422,182 under this note.

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

On August 11, 2025, the Company and Sponsor on entered into a Subscription Agreement (the “August Subscription Agreement”) with Polar pursuant to which Polar contributed an additional $400,000 to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the Polar Capital Investment, the Company immediately prior to the closing of a business combination will issue Polar Capital Investments one (1) share of Company class A common stock per $1.00 contributed by Polar Capital Investments (“subscription shares”).

Additionally, in connection with the August Subscription Agreement, an amount equal to the Investor Capital Contribution shall be paid by the Company to the Investor as a return of capital within 5 business days of the De-SPAC Closing. The Sponsor shall not sell, transfer, or otherwise dispose of any securities (including warrants) owned by the Sponsor without the Investor’s consent, other than Permitted Share Transfers, until the full amount of the Investor Capital Contribution has been paid to the Investor. The Company and Sponsor shall be jointly and severally obligated for such repayment. If the De-SPAC Closing occurs, the Investor may, in its sole discretion, elect at the De-SPAC Closing or at any time prior to the repayment of the Investor Capital Contribution to receive such repayment of the Investor Capital Contribution from the Company either in cash or shares of the Company’s Class A common stock at a rate of one share of Class A common stock for each $10 of the Investor Capital Contribution (the “Capital Contribution Shares”). In the event that the Sponsor or the Company defaults in its obligations and that such default continues for a period of five (5) business days following written notice to the Sponsor and Company (the “Default Date”), the Company shall immediately issue to Polar 0.1 shares of the Company’s Class A common stock (the “Default Shares”) for each $1.00 of the Polar contribution on the Default Date and shall issue Polar an additional 0.1 Default Shares for each $1.00 of the Polar contribution that Polar funded each month thereafter, until the default is cured.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for our initial public offering, described below, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2025, we had a net loss of $508,085, which consisted of operating expenses of $361,412 (which included return of capital subscription shares expense of $164,000), finance cost of $64,314 and income tax expense of $1,487, partially offset by a reversal of franchise tax expense of $4,600, interest income on investments held in the Trust Account of $30,558 and gain on change in fair value of return of capital subscription shares liability of $16,400.

For the nine months ended September 30, 2025, we had a net loss of $959,779, which consisted of operating expenses of $1,732,026 (which included return of capital subscription shares expense of $164,000), subscription expense on event of default subscription share liability change of $0, finance cost of $235,630, franchise tax expense of $5,400, and income tax expense of $4,316, partially offset by interest income on investments held in the Trust Account of $107,453 and gain on change in fair value of return of capital subscription shares liability of $16,400.

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

Offering costs for our initial public offering amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. The $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a business combination by June 14, 2026, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful business combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful business combination, thus, as of September 30, 2025, the full amount of $8,956,250 remains outstanding.

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

As of September 30, 2025, there is $26,353 of interest income available in the Trust Account available to pay for franchise and income taxes and total amounts withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,869,660, (net of approximately $328,000 cash deposited to the Trust Account to refund the over withdrawal). No amounts were withdrawn during the nine months ended September 30, 2025. In connection with the First Extension Special Meeting held on June 13, 2023, 23,176,961 shares of the Company’s Class A common stock were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting held on March 12, 2024, 910,258 shares of the Company’s Class A common stock were redeemed. On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Third Extension Meeting held on December 10, 2024, 977,625 shares of the Company’s Class A common stock were redeemed. On December 11, 2024, $11,497,959 was withdrawn from the Trust Account to pay the redeeming holders and the 977,625 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Fourth Extension Special Meeting held on September 10, 2025, 285,269 shares of the Company’s Class A common stock were redeemed. On September 12, 2025, an amount of $3,335,294 was withdrawn from the Trust Account to pay such redeeming holders and the 285,269 shares of the Company’s Class A common stock that were redeemed were cancelled.

Through March 31, 2024, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $669,440. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. On April 10, 2024, the misallocated $669,440 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. As of September 30, 2025, the total amount of prepaid income taxes was $611,113, and the remaining restricted cash balance amounted to $0.

For the nine months ended September 30, 2025, cash used in operating activities was $660,423. Net loss of $959,779 was reduced by interest income on investments held in Trust Account of $107,453, increased by finance costs – amortization of debt issuance of $235,630 and reduced by return of capital subscription shares expense of $164,000 and gain on change in fair value of return of capital subscription shares liability of $16,400. Changes in operating assets and liabilities provided $23,579 of cash for operating activities. Net cash provided by investing activities was $3,480,609 which consisted of cash withdrawn from trust in connection with redemption of $3,335,294 and cash withdrawn from Trust Account to pay penalties and interest on franchise and income taxes of $195,437, partially offset by cash deposited to Trust Account of $50,122. Net cash used in financing activities was $2,435,294, which consisted of redemptions of Class A common stock of $3,335,294, proceeds from promissory note - related party of $500,000 and proceeds from Polar Subscription Agreement of $400,000.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on March 12, 2024, 910,258 shares were tendered for redemption and approximately $10,179,663 was paid out of the Trust Account on April 5, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $101,797.

In connection with the stockholders’ vote at the Annual Meeting of Stockholders held on December 10, 2024, 977,625 shares were tendered for redemption and approximately $11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on September 10, 2025, 285,269 shares were tendered for redemption and approximately $3,335,294 was paid out of the Trust Account on September 12, 2025 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $33,353 excise tax payable.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $3,284,389 is payable with respect to the 2023 excise tax liability and associated interest and penalties. The Company did not paythe amount due. The Company recognized a total of $1,051,283 in interest and penalties with respect to the 2023 excise tax liability through September 30, 2025. The Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to SPAC’s. The IRS published that any SPAC that priced their IPO prior to August 16, 2022 are not subject to excise tax on any redemptions. As such, the Company has reversed $3,688,337 of liabilities relating to excise tax that was accrued in previous quarters. Of the $3,688,337, $2,612,825 was reversed back to accumulated deficit where the initial excise tax in connection with the redemption of class A common stock was recorded and is reflected in the unaudited condensed consolidated statements of changes in stockholders’ deficit, $888,340 was recorded to reversal of prior year interest and penalties on excise tax liability and $187,171 within general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

At September 30, 2025, we had investments held in the Trust Account of $293,283. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our business combination. We may withdraw interest from the Trust Account to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding as of the date of this filing, to be approximately $20,000, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

At September 30, 2025, we had operating cash of $527,152, restricted cash and cash equivalents to pay tax obligations of $0 and a working capital deficit of $7,689,116. As of September 30, 2025, approximately $26,353 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of September 30, 2025, the Company received the full principal amount of $422,182 under this note.

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

The borrowings under the Working Capital Loans structure as of September 30, 2025 and December 31, 2024 were $1,800,000 and $1,155,205, respectively.

On August 11, 2025, the Company and Sponsor on entered into a Subscription Agreement (the “August Subscription Agreement”) with Polar pursuant to which Polar contributed an additional $400,000 to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the Polar Capital Investment, the Company immediately prior to the closing of a business combination will issue Polar Capital Investments one (1) share of Company class A common stock per $1.00 contributed by Polar Capital Investments (i) (“subscription shares”). The subscription shares meet equity classification under ASC 815-40. Additionally, in connection with the August Subscription Agreement, an amount equal to the Investor Capital Contribution shall be paid by the Company to the Investor as a return of capital within 5 business days of the De-SPAC Closing. The Sponsor shall not sell, transfer, or otherwise dispose of any securities (including warrants) owned by the Sponsor without the Investor’s consent, other than Permitted Share Transfers, until the full amount of the Investor Capital Contribution has been paid to the Investor. The Company and Sponsor shall be jointly and severally obligated for such repayment. If the De-SPAC Closing occurs, the Investor may, in its sole discretion, elect at the De-SPAC Closing or at any time prior to the repayment of the Investor Capital Contribution to receive such repayment of the Investor Capital Contribution from the Company either in cash or shares of the Company’s Class A common stock at a rate of one share of Class A common stock for each $10 of the Investor Capital Contribution (ii) (the “Return of Capital”). In the event that the Sponsor or the Company defaults in its obligations and that such default continues for a period of five (5) business days following written notice to the Sponsor and Company (the “Default Date”), the Company shall immediately issue to Polar 0.1 shares of the Company’s Class A common stock (iii) (the “Default Shares”) for each $1.00 of the Polar contribution on the Default Date and shall issue Polar an additional 0.1 Default Shares for each $1.00 of the Polar contribution that Polar funded each month thereafter, until the default is cured. Although the Default Shares and Return of Capital shares are equity linked, they are classified as liabilities due to the failure to mee equity classification criteria under ASC 815-40.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before June 14, 2026 (the “mandatory liquidation date”); however, there can be no assurance that the Company will be able to extend the mandatory liquidation date (if the mandatory liquidation date is extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2026. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to deferred underwriting commissions of $0.35 per unit ($0.55 per unit from the over-allotment units), or $8,956,250 from the closing of the initial public offering and the over-allotment units. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful business combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful business combination, thus, as of September 30, 2025, the full amount of $8,956,250 remains outstanding.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3 to the unaudited condensed consolidated financial statements) and Private Placement Warrants (see Note 4 to the unaudited condensed consolidated financial statements) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At September 30, 2025 and December 31, 2024, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended September 30, 2025 and 2024 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net loss per common stock for the period.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2025 due to the material weakness described below.

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

As of September 30, 2025, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Units amounted to $14,420,146, consisting of $5,075,000 of underwriting fees, $8,881,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June14, 2026, subject to the terms of the underwriting agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of December 4, 2024, by and among Athena Technology Acquisition Corp. II, Athena Technology Sponsor II, LLC, Ace Green Recycling, Inc. and Project Atlas Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: December 31, 2025	By:	/s/ Jennifer Calabrese
	Name:	Jennifer Calabrese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)