Form 10-K
period 2025-12-31
Athena Technology Acquisition Corp. II
filed 2026-03-11
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $12,877,810, based on the closing price of the Class A common stock reported on the OTC Pink Market on such date.

As of March 6, 2026, there were 9,859,887 shares of Class A common stock, par value $0.0001 per share, outstanding, and 0 shares of Class B common stock, $0.0001 par value, outstanding.

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

As of December 31, 2025, there was $297,614 held in the Trust Account, which includes interest income available to us to complete a business combination of $110,291. There was no restricted cash and cash equivalents as of December 31, 2025.

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

Certain of our directors and officers own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account as of December 31, 2025 was $14.41 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares they may hold in connection with the completion of our initial business combination.

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

Based on 9,859,887 shares of Class A common stock issued and outstanding as of March 6, 2026, our initial stockholders hold 8,881,250 shares of our Class A common stock and 953,750 shares of Class A common Stock underlying the 953,750 private placement units. Accordingly, the shares held by our initial stockholders represent approximately 99.7% of our outstanding Class A common stock. Our initial stockholders will count towards the quorum requirement and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and private placement shares they hold and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. Assuming that a quorum is achieved at the stockholder meeting and that the initial stockholders vote all of their shares in favor of the initial business combination at such stockholder meeting, then the business combination will be approved even if some or all of the other public stockholders do not vote in favor of the business combination. Our quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting, or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until June 14, 2026, to complete our initial business combination. If we are unable to complete our initial business combination by June 14, 2026, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 14, 2026.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

On September 10, 2025, Athena held a special meeting of stockholders (the “Fourth Extension Special Meeting”) pursuant to which its stockholders approved the proposal to further amend the Charter to further extend the date by which the Company must consummate its initial business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months September 14, 2025 to June 14, 2026. In connection with the Fourth Extension Special Meeting, 285,269 shares of the Company’s Class A common stock were redeemed.

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

On each of September 12, 2025, October 7, 2025, November 4, 2025, December 8, 2025, January 5, 2026, February 5, 2026 and March 4, 2026, Athena deposited approximately $498 into the Trust Account, or an aggregate of approximately $3,486, allowing Athena to extend the period of time that it has to consummate its initial business combination by one month per deposit from September 14, 2025 to April 14, 2026.

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

Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and private placement shares. Based on 9,859,887 shares of Class A common stock issued and outstanding as of March 6, 2026, our initial stockholders hold 8,881,250 shares of our Class A common stock and 953,750 shares of Class A common Stock underlying the 953,750 private placement units. Accordingly, the shares held by our initial stockholders represent approximately 99.7% of our outstanding Class A common stock. Our initial stockholders will count towards the quorum requirement and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and private placement shares they hold and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. Assuming that a quorum is achieved at the stockholder meeting and that the initial stockholders vote all of their shares in favor of the initial business combination at such stockholder meeting, then the business combination will be approved even if some or all of the other public stockholders do not vote in favor of the business combination. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

The requirement that we complete our initial business combination by June 14, 2026 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 14, 2026. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by June 14, 2026, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $14.41 per share based on the amount held in the Trust Account as of December 31, 2025, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by June 14, 2026. Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $14.41 per share based on the amount held in the Trust Account as of December 31, 2025, or less than such amount in certain circumstances, and our warrants will expire worthless.

Further, on December 4, 2024, the Company, the Sponsor, Ace Green Recycling, and Merger Sub, entered into a business combination agreement, which contains a number of closing conditions, including the listing of the Company’s securities on The Nasdaq Stock Market, LLC (“Nasdaq”), that if not satisfied could cause the termination of the proposed business combination. If the Company is unable to consummate the proposed business combination with Ace Green Recycling pursuant to the terms and conditions of the Business Combination Agreement or is unable to complete an initial business combination with another target by June 14, 2026, the Company would cease all operations except for the purpose of winding up, redeem the public shares as described above and liquidate and dissolve, subject in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2026 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 14, 2026, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by June 14, 2026 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond June 14, 2026 before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

As the number of special purpose acquisition companies (“SPACs”) evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.

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

If our available working capital funds are insufficient to allow us to operate for at least until June 14, 2026, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the private placement units, only $1,450,000 were available to us initially outside the Trust Account to fund our working capital requirements and, as of December 31, 2025, all such funds have been extinguished. We believe that the funds available to us outside of the Trust Account acquired through fundraising subsequent to the initial public offering will be sufficient to allow us to operate for at least until June 14, 2026; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $14.41 per share based on the amount held in the Trust Account as of December 31, 2025, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than the $14.41 per share held in the Trust Account as of December 31, 2025.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $14.41 per public share held in the Trust Account as of December 31, 2025, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 14, 2026 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following June 14, 2026 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 14, 2026 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls for the year ended December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

As described in Part II, Item 9A. Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2025 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described herein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional deficiencies or material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed or continue to not be filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. The existence of material weaknesses or deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weakness in our internal control over financial reporting, as described in Part II, Item 9A. Controls and Procedures.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our shares of common stock, and amending our public warrant agreement (as may be amended and restated, our “public warrant agreement”) requires a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our Sponsor or its affiliates in the initial public offering or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by June 14, 2026 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered in the initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the sale of private placement units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our shares of common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our shares of common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own approximately 99.7% of our shares of common stock (including the private placement shares), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2026 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

As of the date of this Annual Report on Form 10-K, our initial stockholders own approximately 99.7% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

The number of founder shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25.28% of the outstanding shares of common stock (including the public shares, private placement units and founder shares) after the initial public offering. Up to 1,312,500 of the founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment was exercised. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 953,750 private placement units at a price of $10.00 per unit, or $9,537,500, that will also be worthless if we do not complete our initial business combination. Each private placement unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. These securities will also be worthless if we do not complete an initial business combination and our Sponsor and members of our board of directors acquired founder shares for approximately $0.003 per share and we offered units at a price of $10.00 per unit in the initial public offering; as a result, our Sponsor and members of our board of directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as June 14, 2026 nears, which is the deadline for our completion of an initial business combination.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the $14.41 per share held in the Trust Account as of December 31, 2025.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the $14.41 per share held in the Trust Account as of December 31, 2025.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2026 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity; or (iii) absent an initial business combination by June 14, 2026, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025, there were 90,140,113 and 10,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants. Immediately after the initial public offering, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond June 14, 2026 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

A 1% U.S. federal excise tax was previously and may in the future be imposed in the future on us in connection with redemptions by us of our shares or our liquidation.

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

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $3,284.389.20 was payable with respect to our 2023 excise tax liability inclusive of associated interest and penalties. The amount payable will continue to increase until paid as a result of penalties and interest. The Company recognized a total of $888,340 in interest and penalties with respect to the 2023 excise tax liability through December 31, 2024. The Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to SPAC’s. The IRS published that any SPAC that priced their initial public offering prior to August 16, 2022 is not subject to excise tax on any redemptions. As such, the Company reversed $3,688,337 of liabilities relating to excise tax due for redemptions occurring in 2023 through 2025 that was accrued in previous periods. Of the $3,688,337, an amount of $2,612,825 was recorded to accumulated deficit where the initial excise tax in connection with the redemption of Class A common stock was recorded and is reflected in the unaudited condensed consolidated statements of changes in stockholders’ deficit, $888,340 was recorded as a reversal of prior year interest and penalties on excise tax liability and $187,171 was recorded to general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), we have determined that if the Company is unable to complete a business combination by June 14, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

Holders

As of March 6, 2026, there were two holders of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants. The actual number of stockholders of our common stock is greater than the number of record holders and includes stockholders whose common stock are held in street name by brokers and other nominees.

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

On December 14, 2021, we consummated our initial public offering of 25,000,000 units, and on December 28, 2021, we issued 375,000 additional units as a result of the underwriters’ partial exercise of their over-allotment option. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $253,750,000. Citigroup Global Markets Inc. acted as the sole bookrunner and Roberts & Ryan Investments, Inc., Siebert Williams Shank& Co., LLC and Tigress Financial Partners LLC acted as co-managers. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261287). The SEC declared the registration statement effective on December 9, 2021.

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

On each of September 12, 2025, October 7, 2025, November 4, 2025, December 8, 2025, January 5, 2026, February 5, 2026 and March 4, 2026, the Company deposited approximately $498 into the Trust Account, or an aggregate of approximately $3,486, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 14, 2025 to April 14, 2026.

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

On each of April 17, 2024 and November 20, 2024, the Company received an official notice of noncompliance from NYSE Regulation stating that it was not in compliance with NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file the Annual Report on Form 10-K by the filing due date of April 16, 2024 and the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 by the filing due date of November 19, 2024, respectively (the “Filing Delinquencies”.) The Company filed its Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the three months ended March 31, 2024, the Quarterly Report on Form 10-Q for the three months ended June 30, 2024 and the Quarterly Report on Form 10-Q for the three months ended September 30, 2024, and believed it had cured the Filing Delinquencies. On October 21, 2024, the Company received a letter from the NYSE notifying the Company of its past due annual listing fees. On December 10, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s (i) Class A common stock (ii) Units, and (iii) Warrants pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Listed Securities on NYSE American was suspended on December 10, 2024 and the Listed Securities were delisted on December 30, 2024. Our Class A common stock, Units and Warrants currently trade on OTC Pink under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

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

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During September 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. On May 21, 2025, the Company paid $171,778 of its 2023 tax penalties and interest. As of December 31, 2025, the total amount of prepaid income taxes was $610,976, and the remaining restricted cash balance amounted to $0.

Company Funding

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of December 31, 2025, the Company received the full principal amount of $422,182 under this note.

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

On December 6, 2024, the Company and Sponsor entered into an Amended and Restated Subscription Agreement (the “A&R Polar Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”) pursuant to which Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000, such funded amounts, the “Initial Polar Capital Investment”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The Subscription Agreement provides that in connection with the Initial Polar Capital Investment, the Company will repay the entire balance of the Initial Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 500,000 shares to be transferred and/or issued to Polar as consideration for the Initial Polar Capital Investment).

On February 9, 2025, the Company and Sponsor entered into a subscription agreement (the “February 2025 Subscription Agreement”) with Kevin Wright and Jeanine Percival Wright Revocable Trust (the “Investor”) pursuant to which the Investor contributed $500,000 to Sponsor (the “Contribution”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The February 2025 Subscription Agreement provides that in connection with the Contribution, the Company will repay the entire balance of the Contribution to the Investor within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 300,000 shares of Class A common stock to the Investor immediately prior to the closing of an initial Business Combination of the Company.

On August 11, 2025, the Company and Sponsor entered into a subscription agreement (the “August Subscription Agreement”) with Polar pursuant to which Polar contributed an additional $400,000 (the “August Polar Capital Investment”) to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the Polar Capital Investment, immediately prior to the closing of a Business Combination, the Company will issue to Polar one share of Company class A common stock per $1.00 contributed by Polar (the “subscription shares”).

Additionally, in connection with the August Subscription Agreement, an amount equal to the August Polar Capital Investment shall be paid by the Company to Polar as a return of capital within five business days of the closing of a Business Combination. Additionally, the Sponsor shall not sell, transfer, or otherwise dispose of any securities (including warrants) owned by the Sponsor without Polar’s consent, other than Permitted Share Transfers, until the full amount of the contribution has been paid to Polar. The Company and Sponsor are jointly and severally obligated for such repayment. If the closing of a Business Combination occurs, Polar may, in its sole discretion, elect at the closing of such Business Combination or at any time prior to the repayment of the August Polar Capital Investment to receive such repayment from the Company either in cash or shares of the Company’s Class A common stock at a rate of one share of Class A common stock for each $10 of the contribution (the “Capital Contribution Shares”). In the event that the Sponsor or the Company defaults in its obligations and that such default continues for a period of five business days following written notice to the Sponsor and Company (the “Default Date”), the Company shall immediately issue to Polar 0.1 shares of the Company’s Class A common stock (the “Default Shares”) for each $1.00 of the August Polar Capital Investment on the Default Date and shall issue to Polar an additional 0.1 Default Shares for each $1.00 of the August Polar Capital Investment that Polar funded each month thereafter, until the default is cured.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for our initial public offering, described below, and since our initial public offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2025, we had a net loss of $1,271,227, which consisted of operating expenses of $1,876,932, return of capital subscription shares expense of $164,000, finance costs of $235,630, income tax expense of $4,453 and franchise tax expense of $5,243, partially offset by interest income on investments held in Trust Account of $110,291, gain on change in fair value of return of capital subscription shares liability of $16,400 and reversal of interest and penalties on excise tax liability of $888,340.

For the year ended December 31, 2024, we had a net loss of $2,648,946, which consisted of operating expenses of $3,402,952 and finance costs of $78,039, offset by interest income on investments held in Trust Account of $850,641.

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

Offering costs for our initial public offering amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. The $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 14, 2026, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of December 31, 2025, the full amount of $8,956,250 remains outstanding.

Following the closing of the initial public offering and partial exercise of the over-allotment, $256,287,500 of the net proceeds from the initial public offering (including the over-allotment units) and a portion of the private placement units was placed in the Trust Account and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

As of December 31, 2025, there is $29,191 of interest income available in the Trust Account available to pay for franchise and income taxes and total amounts withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,869,660 (net of approximately $328,000 cash deposited to the Trust Account to refund the over withdrawal). During the year ended December 31, 2025 the Company withdrew an additional $195,437 from the Trust Account to pay the Company’s franchise and income taxes payable. In connection with the First Extension Special Meeting held on June 13, 2023, 23,176,961 shares of the Company’s Class A common stock were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting held on March 12, 2024, 910,258 shares of the Company’s Class A common stock were redeemed. On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Third Extension Meeting held on December 10, 2024, 977,625 shares of the Company’s Class A common stock were redeemed. On December 11, 2024, $11,497,959 was withdrawn from the Trust Account to pay the redeeming holders and the 977,625 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Fourth Extension Special Meeting held on September 10, 2025, 285,269 shares of the Company’s Class A common stock were redeemed. On September 12, 2025, an amount of $3,335,294 was withdrawn from the Trust Account to pay such redeeming holders and the 285,269 shares of the Company’s Class A common stock that were redeemed were cancelled.

Through March 31, 2024, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $669,440. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. On April 10, 2024, the misallocated $669,440 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. As of December 31, 2025, the total amount of prepaid income taxes was $610,976, and the remaining restricted cash balance amounted to $0.

For the year ended December 31, 2025, cash used in operating activities was $837,610. Net loss of $1,271,227 was reduced by interest income on investments held in Trust Account of $110,291, increased by finance costs – amortization of debt issuance of $235,630 and reduced by return of capital subscription shares expense of $164,000 and gain on change in fair value of return of capital subscription shares liability of $16,400. Changes in operating assets and liabilities provided $160,678 of cash for operating activities. Net cash provided by investing activities was $3,479,116 which consisted of cash withdrawn from trust in connection with redemption of $3,335,294 and cash withdrawn from Trust Account to pay penalties and interest on franchise and income taxes of $195,437, partially offset by cash deposited to Trust Account of $51,615. Net cash used in financing activities was $2,435,294, which consisted of redemptions of Class A common stock of $3,335,294, proceeds from promissory note - related party of $500,000 and proceeds from Polar Subscription Agreement of $400,000.

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

Pursuant to Internal Revenue Service (“IRS”) regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $3,284,389 is payable with respect to the 2023 excise tax liability and associated interest and penalties. The Company did not pay the amount due. The Company recognized a total of $1,051,283 in interest and penalties with respect to the 2023 excise tax liability through December 31, 2025. The Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to Special Purpose Acquisition Companies (“SPAC”). The IRS published that any SPAC that priced their IPO prior to August 16, 2022 are not subject to excise tax on any redemptions. As such, the Company has reversed $3,688,337 of liabilities relating to excise tax that was accrued in previous quarters. Of the $3,688,337, $2,612,825 was reversed back to accumulated deficit where the initial excise tax in connection with the redemption of class A common stock was recorded and is reflected in the consolidated statements of changes in stockholders’ deficit, $888,340 was recorded to reversal of prior year interest and penalties on excise tax liability and $187,171 within general and administrative expense in the accompanying consolidated statements of operations.

At December 31, 2025, we had investments held in the Trust Account of $297,614. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. We may withdraw interest from the Trust Account to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding as of the date of this filing, to be approximately $20,000, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

At December 31, 2025, we had operating cash of $348,472, restricted cash and cash equivalents to pay tax obligations of $0 and a working capital deficit of $8,004,895. As of December 31, 2025, approximately $29,191 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of December 31, 2025, the Company received the full principal amount of $422,182 under this note.

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

On December 6, 2024, the Company and Sponsor entered into the A&R Polar Subscription Agreement with Polar pursuant to which Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The A&R Polar Subscription Agreement provides that in connection with the Initial Polar Capital Investment, the Company will repay the entire balance of the Initial Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 500,000 shares to be transferred and/or issued to Polar as consideration for the Initial Polar Capital Investment).

On February 9, 2025, the Company and Sponsor entered into the February 2025 Subscription Agreement with Kevin Wright and Jeanine Percival Wright Revocable Trust pursuant to which the Investor contributed $500,000 to Sponsor, which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The February 2025 Subscription Agreement provides that in connection with the Contribution, the Company will repay the entire balance of the Contribution to the Investor within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 300,000 shares of Class A common stock to the Investor immediately prior to the closing of an initial Business Combination of the Company.

The borrowings under the Working Capital Loans structure as of December 31, 2025 and 2024 were $1,800,000 and $1,155,205, respectively.

On August 11, 2025, the Company and Sponsor entered into the August Subscription Agreement with Polar pursuant to which Polar contributed an additional $400,000 to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the August Polar Capital Investment, immediately prior to the closing of a Business Combination, the Company will issue to Polar Capital Investments one share of Company class A common stock per $1.00 contributed by Polar (“subscription shares”). The subscription shares meet equity classification under Accounting Standards Codification ("ASC") 815-40. Additionally, in connection with the August Subscription Agreement, an amount equal to Polar’s contribution shall be paid by the Company to Polar as a return of capital within five business days of the closing of a Business Combination. Further, the Sponsor shall not sell, transfer, or otherwise dispose of any securities (including warrants) owned by the Sponsor without Polar’s consent, other than Permitted Share Transfers, until the full amount of the August Polar Capital Investment has been paid to Polar. The Company and Sponsor are jointly and severally obligated for such repayment. If the closing of a Business Combination occurs, Polar may, in its sole discretion, elect at the closing of such Business Combination or at any time prior to the repayment by the Company either in cash or shares of the Company’s Class A common stock at a rate of one share of Class A common stock for each $10 of the August Polar Capital Investment (the “Return of Capital”). In the event that the Sponsor or the Company defaults in its obligations and that such default continues for a period of five business days following written notice to the Sponsor and Company (the “Default Date”), the Company shall immediately issue to Polar 0.1 shares of the Company’s Class A common stock (iii) (the “Default Shares”) for each $1.00 of the Polar contribution on the Default Date and shall issue Polar an additional 0.1 Default Shares for each $1.00 of the Polar contribution that Polar funded each month thereafter, until the default is cured. Although the Default Shares and Return of Capital shares are equity linked, they are classified as liabilities due to the failure to meet equity classification criteria under ASC 815-40.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board ("FASB") ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before June 14, 2026 (the “mandatory liquidation date”); however, there can be no assurance that the Company will be able to extend the mandatory liquidation date (if the mandatory liquidation date is extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2026. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to deferred underwriting commissions of $0.35 per unit ($0.55 per unit from the over-allotment units), or $8,956,250 from the closing of the initial public offering and the over-allotment units. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of December 31, 2025, the full amount of $8,956,250 remains outstanding.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Such estimates may be subject to change as more current information becomes available and, accordingly, actual results may differ from these estimates under different assumptions or conditions. As of December 31, 2025, we have identified the following critical accounting estimates:

Return of capital subscription shares liability

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU became effective as of December 31, 2024 and the Company’s management adopted in its financial statements and related disclosures.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-25 comprising a portion of this Annual Report on Form 10-K.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2025 due to the material weakness described below.

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

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2023, the Audit Committee of the Board of Directors, in consultation with management, determined that the Company should restate its previously issued financial statements contained in its Quarterly Report on Form 10-Q for the three months ended September 30, 2023. During 2023, the Company withdrew funds from the Trust Account, which was restricted for payment of tax liabilities, and determined that approximately $1.5 million of the funds withdrawn from the Trust Account were incorrectly recorded as a component of Investments held in Trust Account when such funds should have been recorded and presented as a component of restricted cash as of September 30, 2023. This resulted in a restatement of restricted cash and investments held in Trust Account. In connection with the change in presentation for restricted cash and Trust Account, the Company also restated the cash flow statement to properly present the amount of cash withdrawn from the Trust Account to pay franchise and income taxes.

The Company identified a material weakness in internal control over financial reporting related to the valuation of its subscription shares liability, as controls were not adequately designed or operating effectively to ensure the fair value estimate was calculated in accordance with U.S. GAAP. This material weakness resulted in a material adjustment corrected by management to the recorded fair value of the subscription shares liability.

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

As of December 31, 2025, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness; however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain an effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Isabelle Freidheim	45	Chief Executive Officer and Chairperson of the Board of Directors
Jennifer Calabrese	55	Chief Financial Officer
Kirthiga Reddy	54	President and Director
Judith Rodin	81	Director
Sharon Brown-Hruska	66	Director
Trier Bryant	41	Director
Carolyn Trabuco	56	Director

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

Jennifer Calabrese has served as our Chief Financial Officer since July 2024. Ms. Calabrese served as the Company’s outside consultant providing accounting and financial reporting services to the Company since September 2022. Ms. Calabrese is the founder and CEO of Calabrese Consulting LLC (“CCL”). Founded in 2012, CCL is a minority/woman-owned, full-service accounting and financial reporting advisory firm with over 50 employees, serving clients around the world. CCL specializes in SEC financial reporting, compliance, and consulting services to facilitate the reporting between auditors and public/private companies on behalf of clients. Ms. Calabrese also currently serves as the Chief Financial Officer of Launchpad Streetlight Acquisition Corp., a special purpose acquisition company, since August 2025 and the Chief Financial Officer of Lafayette Acquisition Corp., a special purpose acquisition company, since July 2025. Ms. Calabrese also serves on the Audit Committee of Marpai, Inc. (Nasdaq: MRAI), a company which provides administration services to self-insured employer groups across the United States, since December 2023. She previously spent several years working for publicly traded companies, serving as Corporate Controller, Director of Accounting and SEC Reporting, Executive Vice President of Finance and Chief Financial Officer. Ms. Calabrese began her career in 1994 working at KPMG, LLP where she held numerous positions, including senior audit manager. She holds a B.B.A. in Accounting and a B.A. in Psychology from Hofstra University and earned her Master of Science in Accountancy from SUNY Polytechnic. Ms. Calabrese is a Certified Public Accountant, a Chartered Global Management Accountant, and a member of both The American Institute of Certified Public Accountants and The New York State Society of Certified Public Accountants. She is also a member of the Association of Latino Professionals for America and a Director on the Board of Trustees for Sacred Heart Academy, her high school alma mater.

Kirthiga Reddy has served as our President since August 2021 and as a Director since November 2021. Kirthiga Reddy brings over twenty years of experience leading technology-driven transformations. Ms. Reddy is also the co-founder and CEO of OptimizeGEO, a marketing intelligence platform helping brands be visible, trusted and chosen in AI Search results. From December 2018 to October 2021, Ms. Reddy served as the Investment Partner at SoftBank Investment Advisers, a private equity firm headquartered in London (SBIA), and served on the Investment Committee for the SoftBank Vision Fund Emerge program, a global accelerator for companies led by underrepresented founders. Ms. Reddy is also a co-founder and since October 2018 has served as Investment Council of F7 Ventures, a female-led seed investment fund focused on enabling human operations and the investment themes of connected communities, future of work, and physical and mental health. From July 2010 to March 2018, Ms. Reddy held various executive roles at Facebook, Inc. (Nasdaq: FB). At Facebook, Ms. Reddy first served as the Managing Director for India and South Asia, and subsequently focused on emerging and high-growth markets including Mexico, Brazil, Indonesia, South Africa and the Middle East. Additionally, Ms. Reddy has served as a member of the board of directors of several companies, including Collective Health, Inc. (2019 – 2021), WeWork Inc. (2020 – 2023), Fungible, Inc. (2021 – 2022), and Pear Therapeutics, Inc. (2021 – 2023). Ms. Reddy has also served on the Investment Advisory Council for Neythri Futures Fund, a South Asian female-led stage-agnostic tech fund since March 2021. Ms. Reddy holds an MBA from Stanford University, where she graduated with the highest honors as an Arjay Miller Scholar, an M.S. in Computer Engineering from Syracuse University and a B.E. in Computer Science from Marathwada University, India. She served on Stanford Business School Management Board from September 2014 to April 2019, including serving as Chair from September 2018 to April 2019. She is on the Trustee Board at Syracuse University and has been recognized as Fortune India’s “Most Powerful Women” and as Fast Company’s “Most Creative People in Business” among other recognitions. Ms. Reddy is well qualified to serve on the Company’s Board because of her private equity background, various executive roles at Facebook, in depth experience in founding various companies and service as a director on other boards.

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

Sharon Brown-Hruska, PhD has served as one of our directors since December 2021. Dr. Hruska has been a Principal of Hruska Economics, LLC since October 2021, where she works with nonprofit entities, universities, corporate clients, and government to facilitate practical and market-based solutions to our toughest social and economic challenges. She also has served as a public director and the Chairman of the Regulatory Oversight Committee of FMX Futures Exchange, L.P. since December 2021. She has served on the Management Board of PRIME Finance Disputes Center since October 2021, and previously served on the Board of the PRIME Finance Dispute Resolution and Education Foundation from November 2017 to January 2019. As a financial economist and former regulator, Dr. Hruska has over three decades of experience in public policy, leadership and administration, including as Chief Economist of the U.S. Department of State from January 2019 to January 2021, and as Commissioner from July 2002 to July 2006 of the U.S. Commodity Futures Trading Commission. In addition to her public service, she is an affiliate of National Economic Research Associates, where she was Managing Director and Partner in the Global Securities and Finance Practice, from July 2006 to January 2019. She served as a Public Director of MarketAxess Holdings, Inc. (Nasdaq: MKTX) and on its Corporate Governance Committee from April 2010 to April 2013. She also served as a Director on the ELX Futures, L.P. from May 2009 to September 2016 and as a Trustee on the International Securities Exchange Trust from December 2007 to June 2016.

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

Carolyn Trabuco has served as one of our directors since October 2024. Since 2017, Ms. Trabuco has been serving as Founder and CEO of Thistledown Advisory Group, LLC, a USA-based strategic advisory and consulting firm. She also serves as a member of the board of directors of USA Rare Earth, Inc. (Nasdaq: USAR), on which she has served since it went public in March 2025. She has served as a director of Inflection Point V since January 2026. Prior to this, Ms. Trabuco previously served as an independent board member of Shimmick Corporation (Nasdaq:SHIM) from November 2023 to June 2025, as an independent director at Azul Brazilian Airlines (NYSE:AZUL), a commercial passenger airline she co-founded, from 2007 until April 2025, where she served as Compensation Committee Chair and member of the ESG Committee, as the lead independent director and audit committee member of Critical Metals Corp. (Nasdaq:CRML) from November 2022 to December 2024, and as a director at Sizzle Acquisition Corp. (Nasdaq:SZZL) from 2022-23. From 2009-2014, Ms. Trabuco was a portfolio manager and senior advisor at Astenbeck Capital Markets/Phibro Energy Trading LLC, with responsibility for investing in global resources and energy equities. Prior to that, Ms. Trabuco was a portfolio manager and senior equity research analyst at Pequot Capital Management where she established the firm’s investment presence in global metals, mining and steel and in Brazil. Ms. Trabuco began her investment career in Equity Research at Fidelity Investments and later at the Wall Street firms Lehman Brothers, Montgomery Securities and First Union Capital Markets. She is also an adjunct professor of finance at Sacred Heart University. Ms. Trabuco graduated from Georgetown University with a B.A. in Art History and an M.P.A. from Sacred Heart University in Public Administration with a concentration in Emergency and Crisis Management. She holds certificates in Corporate Sustainability from Yale School of Management and in Compensation Committees from Harvard Business School. Ms. Trabuco is well-qualified to serve on the Athena Board given her extensive experience with public companies and finance.

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of six members: Isabelle Freidheim, Kirthiga Reddy, Judith Rodin, Sharon Brown-Hruska, Trier Bryant and Carolyn Trabuco. As set forth in our Charter, the Board is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election (except for those directors appointed prior to our first annual meeting of stockholders). The current class structure is as follows: Class I, whose current term will expire at the 2026 Annual Meeting; Class II, whose term will expire at the 2027 Annual Meeting of Stockholders; and Class III, whose term will expire at the 2028 Annual Meeting of Stockholders. The current Class I Director is Trier Bryant and Carolyn Trabuco; the current Class II Directors are Judith Rodin and Sharon Brown-Hruska; and the current Class III Directors are Isabelle Freidheim and Kirthiga Reddy.

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

During the Company’s 2025 fiscal year, Sharon Brown-Hruska served as chair and Trier Bryant and Carolyn Trabuco served as members of the audit committee.

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

During the Company’s 2025 fiscal year, Judith Rodin served as chair and Sharon Brown-Hruska served as a member of the compensation committee.

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

During the Company’s 2025 fiscal year, Judith Rodin served as chair and Trier Bryant served as a member of the nominating and corporate governance committee.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Isabelle Freidheim	Athena Technology Sponsor II, LLC	Technology, consumer, tech-enabled retail/consumer and direct to consumer	Managing Member
	Infinitum Energy	Solar Power	Director
Jennifer Calabrese	Calabrese Consulting, LLC	Accounting and Advisory Services	Founder and Chief Executive Officer
	Marpai, Inc.	Healthcare Financing Services	Director
Kirthiga Reddy	OptimizeGEO	Marketing intelligence	Co-founder and CEO
	F7 Ventures	Seed investment fund	Co-founder and Investment Council
	Pear Therapeutics, Inc.	Technology, healthcare	Director
Judith Rodin	Prodigy Services Limited	Fintech	Chair of the Board
	Portfolia	Venture Investment	Director
	Laureate Education	Higher Education	Director
Sharon Brown-Hruska	Hruska Economics, LLC	Economics and Global Markets Advisory	Principal
	PRIME Finance Foundation	Non-For-Profit Foundation	Member of the Management Board
	FMX Futures Exchange, L.P.	Futures and options exchange	Director and Chair of Regulatory Oversight Committee
Trier Bryant	Just Work LLC	Professional services	Co-founder and CEO
	Pathfinder 1963 LLC	DEI and HR consulting	Founder and CEO
Carolyn Trabuco	USA Rare Earth, Inc. Inflection Point Acquisition Corp. V	Fabricated Metal Products Special Purpose Acquisition Corporation	Director Co-founder and Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 6, 2026 by:

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

Unless otherwise indicated, the beneficial ownership of our shares of common stock is based on 9,859,887 shares of Class A common stock issued and outstanding as of March 6, 2026, consisting of 9,859,887 shares of Class A common stock issued and outstanding and 0 shares of Class B common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock
Directors and Executive Officers
Isabelle Freidheim(2)	9,835,000	99.7%
Jennifer Calabrese	-	-
Kirthiga Reddy	-	-
Judith Rodin	-	-
Sharon Brown-Hruska	-	-
Trier Bryant	-	-
Carolyn Trabuco	-	-
All executive officers and directors as a group (seven individuals)	9,835,000	99.7%
Five Percent Holders
Athena Technology Sponsor II LLC(2)	9,835,000	99.7%

(1)	Unless otherwise noted, the business address of each of the following is 442 5th Avenue, New York, NY 10018.

(2)	Represents shares held by our Sponsor. Isabelle Freidheim is the sole managing member of our Sponsor. Ms. Freidheim has sole voting and investment discretion and sole dispositive power with respect to the common stock held of record by our Sponsor. Ms. Freidheim disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly. As previously disclosed in the Company’s Quarterly Report on Form 10-Q that was filed on November 20, 2023 for the quarter ended September 30, 2023, the Company issued two promissory notes to the Sponsor for an aggregate amount of $300,000 (the “Notes”) to pay certain working capital and proxy extension expenses. In connection with the funding of the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with Polar pursuant to which, upon the closing of the initial business combination, the Sponsor will transfer up to 300,000 shares of Class A common stock to Polar. On December 6, 2024, Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000), which in turn was loaned by Sponsor to the Company. The Company will repay the entire balance to Polar within five business days of the closing of an initial business combination of the Company and the Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial business combination of the Company (for an aggregate of 500,000 shares to be transferred and/or issued to Polar).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On August 31, 2021, the Sponsor paid certain costs totaling $25,000 on behalf of the Company as consideration for 7,362,500 shares of Class B common stock, and in November 2021, the Company effected a 1.36672326 for 1 stock split of its common stock, so that the Sponsor owned an aggregate of 10,062,500 founder shares. The founder shares are subject to certain transfer restrictions. The Sponsor agreed to forfeit up to 1,312,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. In connection with the underwriters’ partial exercise of their over-allotment option on December 28, 2021, the Sponsor forfeited 1,181,250 founder shares, resulting in the Sponsor holding 8,881,250 founder shares, all of which were converted on a one-to-one basis to shares of Class A common stock on June 21, 2023.

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

Related Party Loans

On August 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “IPO Note”). This loan was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the IPO. The Company borrowed $104,402 under the IPO Note, all of which was repaid prior to December 31, 2021 and the IPO Note is no longer available for use for future borrowings.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, it will repay the Working Capital Loans out of the proceeds of the Trust Account released by the Company. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

In July 2023, the Company issued an unsecured promissory note to Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances Sponsor may make in the future to Athena for working capital expenses in connection with Athena’s initial business combination, Athena issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”). Both notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of Athena’s initial business combination, or (b) the date of Athena’s liquidation. As of December 31, 2024, the total outstanding balance of the Notes was $300,000.

In connection with funding the notes, on July 5, 2023, Sponsor entered into a subscription agreement with a third-party investor. Pursuant to such agreement, Sponsor will transfer one share of Athena Class A Common Stock for each dollar funded upon the closing of a Business Combination. As of December 31, 2024, such third-party investor loaned $300,000 to Sponsor, which amount is included in the balance due to Sponsor under the notes described above.

As discussed herein, the Company has the right to extend the date by which it must consummate an initial Business Combination (the “Deadline Date”) up to three more times for an additional one month each time up to June 14, 2026, and, for every extension implemented, the Sponsor or its designees will deposit into the Trust Account the lesser of (x) $25,000 or (y) $0.02 per Public Share outstanding, upon the election of each such one-month extension unless the closing of an initial Business Combination has occurred.

In connection with prior extension contributions, in July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the initial business combination, Athena issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (together with the Extension Note, the “2023 Notes”). The 2023 Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the 2023 Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On October 10, 2024 (effective on April 10, 2024), the Company issued an unsecured and non-interest-bearing promissory note to Sponsor with a principal amount equal to $1,500,000 to cover the monthly extension payments of the Company and for working capital purposes. The note is payable in full upon the earlier of (a) April 10, 2026 (b) the date the Company consummates a Business Combination. Athena drew $800,000 from this note on April 10, 2024.

On December 6, 2024, the Company and Sponsor entered into an Amended and Restated Subscription Agreement with Polar pursuant to which Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The A&R Polar Subscription Agreement provides that in connection with the Initial Polar Capital Investment, the Company will repay the entire balance of the Initial Polar Capital Investment to Polar within five business days of the closing of Athena’s initial Business Combination, and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination (for an aggregate of 500,000 shares to be transferred and/or issued to Polar in connection with the Initial Polar Capital Investment).

On each of June 14, 2023, July 7, 2023, August 8, 2023, September 7, 2023, October 6, 2023, November 7, 2023, December 8, 2023, January 8, 2024 and February 9, 2024, the Company determined to exercise its extension option and to extend the Deadline Date each time for an additional month for a total extension to March 14, 2024. On or about each such date, the Company delivered to the Sponsor a written request to draw down $60,000 for each monthly extension and the Sponsor funded $60,000 to the Company for each monthly extension, with an aggregate additional amount of $540,000 funded by the Sponsor.

On each of March 13, 2024, April 16, 2024, May 14, 2024, June 14, 2024, July 10, 2024, August 8, 2024, September 12, 2024, October 15, 2024 and November 11, 2024, the Company determined to exercise its extension option and to extend the Deadline Date each time for an additional month for a total extension to December 14, 2024. On or about each such date, the Company delivered to the Sponsor a written request to draw down $25,756 for each monthly extension and the Sponsor funded $25,756 to the Company for each monthly extension, with an aggregate additional amount of $231,804 funded by the Sponsor.

On each of December 11, 2024, January 10, 2025, February 10, 2025, March 6, 2025, April 7, 2025, May 7, 2025, June 6, 2025, July 8, 2025 and August 11, 2025, the Company determined to exercise its extension option and to extend the Deadline Date each time for an additional month for a total extension to September 14, 2025. On or about each such date, the Company delivered to the Sponsor a written request to draw down $6,203 for each monthly extension and the Sponsor funded $6,203 to the Company for each monthly extension, with an aggregate additional amount of $55,827 funded by the Sponsor.

On each of September 12, 2025, October 7, 2025, November 4, 2025, December 8, 2025, January 5, 2026, February 5, 2026 and March 4, 2026, the Company determined to exercise its extension option and to extend the Deadline Date for an additional month for a total extension to April 14, 2026. On or about each such date, the Company delivered to the Sponsor a written request to draw down approximately $497.74 for the monthly extension and the Sponsor funded $497.74 to the Company for each monthly extension.

On February 9, 2025, the Company and Sponsor entered into the February 2025 Subscription Agreement with Kevin Wright and Jeanine Percival Wright Revocable Trust pursuant to which the Investor contributed $500,000 to Sponsor, which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which Athena must consummate an initial Business Combination and to cover working capital expenses. The February 2025 Subscription Agreement provides that in connection with the Contribution, the Company will repay the entire balance of the Contribution to the Investor within five business days of the closing of the Company’s initial Business Combination and that Sponsor will transfer and/or Athena will issue on the Sponsor’s behalf an additional 300,000 shares of Class A common stock to the Investor immediately prior to the closing of the Company’s initial business combination.

On August 11, 2025, the Company and Sponsor entered into the August Subscription Agreement with Polar pursuant to which Polar contributed an additional $400,000 (for an aggregate of $900,000) to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the August Polar Capital Investment, immediately prior to the closing of a Business Combination, the Company will issue to Polar one share of Class A common Stock per $1.00 contributed by Polar.

Additionally, in connection with the August Subscription Agreement, an amount equal to the August Polar Capital Investment shall be paid by the Company to Polar as a return of capital within five business days of the closing of a Business Combination. Additionally, Sponsor may not sell, transfer, or otherwise dispose of any securities (including warrants) owned by Sponsor without Polar’s consent, other than permitted share transfers, until the full amount of the August Polar Capital Investment has been paid to Polar. The Company and Sponsor are jointly and severally obligated for such repayment. If the closing of a Business Combination occurs, Polar may, in its sole discretion, elect at the closing of such Business Combination or at any time prior to the repayment of the August Polar Capital Investment to receive such repayment from the Company either in cash or shares of Class A common stock at a rate of one share of Class A common stock for each $10 of the contribution. In the event that Sponsor or the Company defaults in its obligations and that such default continues for a period of five business days following written notice to Sponsor and the Company, Athena must immediately issue to Polar 0.1 shares of Class A common stock for each $1.00 of the August Polar Capital Investment on the Default Date, and must issue to Polar an additional 0.1 Default Shares for each $1.00 of the August Polar Capital Investment that Polar funded each month thereafter, until the default is cured.

Except for the foregoing, the terms of any additional Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units.

Total borrowings under the Working Capital Loans structure as of December 31, 2025 and December 31, 2024 were $1,800,000 and $1,155,205, respectively.

Convertible Note - Related Party

On April 10, 2024, the Company issued an unsecured promissory note to Isabelle Freidheim, its Chief Executive Officer, with a principal amount equal to $600,000. The note accrues interest on the unpaid principal amount at a rate equal to six percent (6.0%) per annum, computed as a simple interest on the basis of a year of 365 days. The note is due on the earlier of (i) April 10, 2024, or (ii) the Company’s initial Business Combination. The Company received the full principal amount of $600,000 on April 10, 2024.

On April 10, 2024, the Company issued an unsecured promissory note to Kirthiga Reddy, its President and Director, with a principal amount equal to $200,000. The note accrues interest on the unpaid principal amount at a rate equal to six percent (6.0%) per annum, computed as a simple interest on the basis of a year of 365 days. The note is due on the earlier of (i) April 10, 2024, or (ii) the Company’s initial Business Combination. The Company received the full principal amount of $200,000 on April 10, 2024.

On July 26, 2024, the Company issued an unsecured promissory note to Sponsor with a principal amount equal to $422,182. The note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by Sponsor. As of December 31, 2024, the Company received the full principal amount of $422,182 under this note.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on December 9, 2021 through the earlier of the consummation of a business combination and our liquidation, we agreed to pay the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative services.

For the year ended December 31, 2025, $120,000 has been incurred and $80,000 was paid under this agreement. For the year ended December 31, 2024, $120,000 has been incurred under this agreement, $40,000 of which was paid as of December 31, 2024.

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

Lock-Up Agreements

In connection with the closing of a Business Combination, Sponsor will enter into an agreement (the “Sponsor Lock-Up Agreement”) providing that Sponsor will not, subject to certain exceptions, transfer its shares of Athena common stock during the period commencing on the closing date of the Business Combination and ending 180 days thereafter.

Sponsor Extension Deposits

As of the date of this Annual Report on Form 10-K, the Sponsor has deposited an aggregate of $796,612 into the Trust Account in order to extend the deadline by which the Company must consummate its initial business combination pursuant to the Charter and the amended Trust Agreement.

Sponsor Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. The Company has not asked the Sponsor to reserve for such indemnification obligations and has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. None of the Company’s other directors or officers will indemnify it for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Calabrese Consulting, LLC

As of the date of this Annual Report on Form 10-K, the Company’s Chief Financial Officer is Ms. Jennifer Calabrese. Ms. Calabrese is the founder and Chief Executive Officer of Calabrese Consulting, LLC, a financial consulting firm which has provided accounting and financial reporting services to the Company since September 2022. In 2025, Calabrese Consulting, LLC provided services to the Company totaling $94,150.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2025 and 2024, totaled $134,555 and $120,640, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2025 and 2024, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2025 and 2024, Withum billed an aggregate fees of $0 and $0, respectively.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2025 and 2024, we did not pay Withum any other fees.

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

(c)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of December 4, 2024, by and among Athena Technology Acquisition Corp. II, Athena Technology Sponsor II, LLC, Ace Green Recycling, Inc. and Project Atlas Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on January 20, 2022).
3.1(b)	Certificate of Correction to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on January 20, 2022).
3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 14, 2023).
3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 20, 2023).
3.1(e)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 18, 2024).
3.1(f)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 11, 2024).
3.1(g)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on September 12, 2025).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
4.4	Amended and Restated Public Warrant Agreement, dated March 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 30, 2022).
4.5	Amended and Restated Private Warrant Agreement, dated March 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 30, 2022).
4.6	Description of Securities. (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 30, 2022)
10.1(a)	Letter Agreement among the Company, its officers, its directors and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 15, 2021).
10.1(b)	Joinder Agreement, dated December 8, 2022, by and between the Company and Trier Bryant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 9, 2022).
10.1(c)	Joinder Agreement, dated October 30, 2024, by and between the Company and Carolyn Trabuco (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on November 1, 2024).
10.2	Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 15, 2021).
10.3	Registration Rights Agreement, dated December 9, 2021, by and among the Company and Athena Technology Sponsor II LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 15, 2021).
10.4	Private Placement Units Purchase Agreement by and between the Company and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 15, 2021).
10.5	Administrative Service Agreement by and between the Company and Athena Technology Sponsor II LLC, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 15, 2021).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
10.7	Promissory Note, dated August 31, 2021, issued to Athena Technology Sponsor II LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
10.8	Securities Subscription Agreement by and between the Company and Athena Technology Sponsor II LLC, dated August 31, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
10.9	Amendment No. 1 Investment Management Trust Agreement, dated as of June 13, 2023, by and among Athena Technology Acquisition Corp. II and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on June 14, 2023).

10.10	Promissory Note, dated as of July 26, 2024, by and among Athena Technology Acquisition Corp. II and Athena Technology Sponsor II, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on September 27, 2024).
10.11	Promissory Note, dated October 10, 2024 and effective as of April 10, 2024, by and among Athena Technology Acquisition Corp. II and Athena Technology Sponsor II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on November 1, 2024).
10.12	Sponsor Support Agreement, dated as of December 4, 2024, by and among Athena Technology Sponsor II, LLC, Athena Technology Acquisition Corp. II, and Ace Green Recycling, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
10.13	Company Support Agreement, dated as of December 4, 2024, by and among Athena Technology Sponsor II, LLC, Athena Technology Acquisition Corp. II, and Ace Green Recycling, Inc. and certain shareholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
10.14	Form of Company Shareholder Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
10.15	Form of Sponsor Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
10.16	Form of New Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 5, 2024).
10.17	Amended and Restated Subscription Agreement, dated as of December 6, 2024, by and between Polar Multi-Strategy Master Fund, Athena Technology Sponsor II, LLC, and Athena Technology Acquisition Corp. II (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on December 12, 2024).
10.18	Subscription Agreement, dated as of February 9, 2025, by and between Kevin Wright and Jeanine Percival Wright Revocable Trust and Athena Technology Sponsor II, LLC. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 21, 2025).
10.19	Subscription Agreement, dated as of August 11, 2025, by and between Polar Multi-Strategy Master Fund, Athena Technology Sponsor II, LLC and Athena Technology Acquisition Corp II. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-41144), filed with the Securities and Exchange Commission on August 19, 2025).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-261287), filed with the Securities and Exchange Commission on December 3, 2021).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 21, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 21, 2025).
24*	Power of Attorney (included on signature page).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-41144), filed with the Securities and Exchange Commission on September 27, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2026	ATHENA TECHNOLOGY ACQUISITION CORP. II

	By:	/s/ Isabelle Freidheim
	Name:	Isabelle Freidheim
	Title:	Chief Executive Officer and Chairperson of the Board of Directors

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

/s/ Isabelle Freidheim	Chief Executive Officer and Chairperson of the Board of Directors	March 11, 2026
Isabelle Freidheim	(Principal Executive Officer)

/s/ Jennifer Calabrese	Chief Financial Officer	March 11, 2026
Jennifer Calabrese	(Principal Financial and Accounting Officer)

/s/ Kirthiga Reddy	President and Director	March 11, 2026
Kirthiga Reddy

/s/ Judith Rodin	Director	March 11, 2026
Judith Rodin

/s/ Sharon Brown-Hruska	Director	March 11, 2026
Sharon Brown-Hruska

/s/ Trier Bryant	Director	March 11, 2026
Trier Bryant

/s/ Carolyn Trabuco	Director	March 11, 2026
Carolyn Trabuco

ATHENA TECHNOLOGY ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Athena Technology Acquisition Corp. II:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Athena Technology Acquisition Corp. II (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 14, 2026 (if extended by the full amount of time), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 10, 2026

PCAOB ID Number 100

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$348,472	$142,260
Prepaid expenses and other assets	81,665	41,585
Prepaid income taxes	610,976	601,348
Due from Sponsor	15,510	15,510
Total current assets	1,056,623	800,703

Investments held in Trust Account	297,614	3,666,439
TOTAL ASSETS	$1,354,237	$4,467,142

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,894,706	$4,805,980
Note payable - related party, net of discount	1,800,000	1,155,205
Convertible note - related party	422,182	422,182
Due to related party	211,029	201,029
Return of capital subscription shares liability	147,600	—
Due to redeeming stockholders	586,001	—
Excise tax payable	—	3,501,166
Total current liabilities	9,061,518	10,085,562
Deferred underwriting fee payable	8,956,250	8,956,250
TOTAL LIABILITIES	18,017,768	19,041,812

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 24,887 and 310,156 shares at redemption value of $14.41 and $13.82 per share at December 31, 2025 and 2024, respectively	358,631	4,285,713
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 shares issued and outstanding (excluding 24,887 and 310,156 shares subject to possible redemption) at December 31, 2025 and 2024, respectively	983	983
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	—	—
Additional paid-in capital	378,820	—
Accumulated deficit	(17,401,965)	(18,861,366)
TOTAL STOCKHOLDERS’ DEFICIT	(17,022,162)	(18,860,383)
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,354,237	$4,467,142

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
OPERATING EXPENSES
General and administrative expenses	$1,876,932	$3,402,952
Franchise tax	5,243	18,596
Total operating expenses	1,882,175	3,421,548

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	110,291	850,641
Finance costs – amortization of debt issuance	(235,630)	(78,039)
Subscription expense	(164,000)	—
Gain on return of capital liability change	16,400	—
Reversal of interest and penalties on excise tax liability	888,340	—
Total other income, net	615,401	772,602

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,266,774)	(2,648,946)
Provision for income taxes	(4,453)	—
NET LOSS	$(1,271,227)	$(2,648,946)

Weighted average shares outstanding of Class A common stock	10,057,621	11,243,598
Basic and diluted net loss per share, Class A	$(0.13)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	9,835,000	$983	—	$—	$239,759	$(15,272,029)	$(15,031,287)

Class A common stock to be transferred to fund promissory note	—	—	—	—	162,894	—	162,894

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(216,777)	(216,777)

Remeasurement of common stock subject to redemption	—	—	—	—	(402,653)	(723,614)	(1,126,267)

Net loss	—	—	—	—	—	(2,648,946)	(2,648,946)

Balance, December 31, 2024	9,835,000	983	—	—	—	(18,861,366)	(18,860,383)

Remeasurement of common stock subject to redemption	—	—	—	—	(112,015)	117,802	5,787

Class A common stock to be transferred to fund promissory note	—	—	—	—	90,835	—	90,835

Class A common stock to be transferred in connection with Polar subscription agreement	—	—	—	—	400,000	—	400,000

Reversal of excise tax payable attributable to redemption of common stock	—	—	—	—	—	2,612,826	2,612,826

Net loss	—	—	—	—	—	(1,271,227)	(1,271,227)

Balance, December 31, 2025	9,835,000	$983	—	$—	$378,820	$(17,401,965)	$(17,022,162)

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,271,227)	$(2,648,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(110,291)	(850,641)
Expenses paid by related party	—	175,323
Finance costs – amortization of debt issuance	235,630	78,039
Subscription expense on event of default subscription share liability change	164,000	—
Gain on return of capital liability change	(16,400)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(40,080)	(41,585)
Prepaid income taxes	(9,628)	(601,348)
Due to related party	10,000	—
Due from Sponsor	—	(15,510)
Accounts payable and accrued expenses	1,088,726	1,687,600
Franchise tax payable	—	(75,086)
Income tax payable	—	(1,540,792)
Excise tax payable	(888,340)	888,340
Net cash flows used in operating activities	(837,610)	(2,944,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(51,615)	(358,003)
Cash withdrawn from Trust Account in connection with redemption	3,335,294	21,677,622
Cash withdrawn from Trust Account to pay franchise and income taxes	195,437	252,108
Net cash flows provided by investing activities	3,479,116	21,571,727

CASH FLOWS FROM FINANCING ACTIVITIES
Reimbursements to related party	—	(54,314)
Redemptions of Class A common stock	(3,335,294)	(21,677,622)
Proceeds from promissory note - related party	500,000	1,000,000
Proceeds from Polar Subscription Agreement	400,000	—
Proceeds from convertible note - related party	—	422,182
Net cash flows used in financing activities	(2,435,294)	(20,309,754)

NET CHANGE IN CASH	206,212	(1,682,633)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	142,260	1,824,893
CASH AND CASH EQUIVALENTS, END OF YEAR	$348,472	$142,260

CASH AND RESTRICTED CASH AND CASH EQUIVALENTS, END OF YEAR
Cash and cash equivalents	$348,472	$142,260
Cash and cash equivalents – restricted	—	—
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS, END OF YEAR	$348,472	$142,260

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax paid	$—	$2,199,449

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Excise tax payable attributable to redemption of Class A common stock	$—	$216,777
Class A common stock to be transferred to fund promissory note	$—	$162,894
Reversal of excise tax payable attributable to redemption of Class A common stock	$2,612,826	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity through December 31, 2025, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by June 14, 2026, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup Global Markets Inc. (“Citigroup”), as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling (as defined herein). The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of December 31, 2025, the full amount of $8,956,250 remains outstanding.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The Note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of December 31, 2025, the Company received the full principal amount of $422,182 under this note.

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

On December 6, 2024, the Company and Sponsor entered into an Amended and Restated Subscription Agreement (the “A&R Polar Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”) pursuant to which Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000, such funded amounts, the “Initial Polar Capital Investment”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The Subscription Agreement provides that in connection with the Initial Polar Capital Investment, the Company will repay the entire balance of the Initial Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 500,000 shares to be transferred and/or issued to Polar as consideration for the Initial Polar Capital Investment).

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

On December 10, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation determined to commence proceedings to delist the Company’s Class A common stock, units and redeemable warrants, pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, the Listed Securities on NYSE American were suspended from trading on December 10, 2024 and the Listed Securities were delisted on December 30, 2024. The Company’s Class A common stock, units and redeemable warrants currently trade on OTC Pink under the symbols “ATEK,” “ATEK.U” and “ATEK WS,” respectively.

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

On February 9, 2025, the Company and Sponsor entered into a Subscription Agreement (the “February 2025 Subscription Agreement”) with Kevin Wright and Jeanine Percival Wright Revocable Trust (the “Investor”) pursuant to which the Investor contributed $500,000 to Sponsor (the “Contribution”), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses.

On August 11, 2025, the Company and Sponsor entered into a Subscription Agreement (the “August Subscription Agreement”) with Polar pursuant to which Polar contributed an additional $400,000 (the “August Polar Capital Investment”) to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the Polar Capital Investment, immediately prior to the closing of a Business Combination, the Company will issue to Polar one share of Company class A common stock per $1.00 contributed by Polar (“Subscription Shares”).

Additionally, in connection with the August Subscription Agreement, an amount equal to the August Polar Capital Investment shall be paid by the Company to Polar as a return of capital within five business days of the closing of a Business Combination. Additionally, the Sponsor shall not sell, transfer, or otherwise dispose of any securities (including warrants) owned by the Sponsor without Polar’s consent, other than Permitted Share Transfers, until the full amount of the contribution has been paid to Polar. The Company and Sponsor are jointly and severally obligated for such repayment. If the closing of a Business Combination occurs, Polar may, in its sole discretion, elect at the closing of such Business Combination or at any time prior to the repayment of the August Polar Capital Investment to receive such repayment from the Company either in cash or shares of the Company’s Class A common stock at a rate of one share of Class A common stock for each $10 of the contribution (the “Capital Contribution Shares”). In the event that the Sponsor or the Company defaults in its obligations and that such default continues for a period of five business days following written notice to the Sponsor and Company (the “Default Date”), the Company shall immediately issue to Polar 0.1 shares of the Company’s Class A common stock (the “Default Shares”) for each $1.00 of the August Polar Capital Investment on the Default Date and shall issue to Polar an additional 0.1 Default Shares for each $1.00 of the August Polar Capital Investment that Polar funded each month thereafter, until the default is cured.

As approved by the stockholders of the Company, at its special meeting of stockholders held on September 10, 2025 (the “Fourth Extension Special Meeting”), the Company filed an amendment to its Charter with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment extends the date by which the Company must consummate a business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from September 14, 2025 to June 14, 2026 (the “Combination Period”), provided that Athena Technology Sponsor II, LLC or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that is subject to redemption and that has not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred. In connection with the Fourth Extension Special Meeting, stockholders holding 285,269 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $3,335,294 (approximately $11.69 per share) was withdrawn from the Trust Account to pay such redeeming holders. Additionally, $586,001 was calculated as an additional payment due to redeeming stockholders on September 10, 2025 which is presented as due to redeeming stockholders on the consolidated balance sheets.

On each of September 12, 2025, October 7, 2025, November 4, 2025, December 8, 2025, January 5, 2026, February 5, 2026 and March 4, 2026, the Company deposited approximately $498 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from September 14, 2025 to April 14, 2026 (the “Monthly Extension”). The most recent Monthly Extension was the seventh of up to nine potential monthly extensions permitted under the Company’s Charter, as amended.

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

In connection with the stockholders’ vote at the Annual Meeting of Stockholders held on December 10, 2024, there were 977,625 shares tendered for redemption and approximately $11,497,959 was paid out of the Trust Account on December 11, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $114,980 excise tax payable.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on September 10, 2025, there were 285,269 shares tendered for redemption and approximately $3,335,294 was paid out of the Trust Account on September 12, 2025 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $33,353 excise tax payable.

Pursuant to Internal Revenue Service ("IRS") regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the IRS issued a notice to the Company asserting that $3,284,389 was payable with respect to the 2023 excise tax liability, inclusive of associated interest and penalties. The Company did not pay the amount due. The Company recognized a total of $1,051,283 in interest and penalties with respect to the 2023 excise tax liability through December 31, 2025. The Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to Special Purpose Acquisition Companies (“SPACs”). The IRS published that any SPAC that priced their initial public offering prior to August 16, 2022 are not subject to excise tax on any redemptions. As such, the Company reversed $3,688,337 of liabilities relating to excise tax due for redemptions occurring in 2023 through 2025 that was accrued in previous periods. Of the $3,688,337, an amount of $2,612,825 was recorded to accumulated deficit where the initial excise tax in connection with the redemption of Class A common stock was recorded and is reflected in the consolidated statements of changes in stockholders’ deficit, $888,340 was recorded as a reversal of prior year interest and penalties on excise tax liability and $187,171 was recorded to general and administrative expenses in the accompanying consolidated statements of operations.

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

Management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $669,440, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and March 31, 2024, also counter to the terms of the Trust Agreement. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On April 10, 2024, the misallocated $669,440 funds that were used for general operating expenses were replenished to the Company’s operating account in the form of an intercompany loan made by the Sponsor. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities, and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 in interest and penalties incurred, and $61,891 of its 2024 Delaware franchise tax liabilities. On May 21, 2025, the Company paid $171,778 of its 2023 tax penalties and interest. As of December 31, 2025, the total amount of prepaid income taxes was $610,976, and the remaining restricted cash balance amounted to $0. The total amount of interest and penalties of $157,897 through December 31, 2025 is included in general and administrative expenses.

Going Concern Consideration and Capital Resources

As of December 31, 2025, the Company had operating cash of $348,472 and a working capital deficit of $8,004,895. The Company also has investments held in the Trust Account of $293,283 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of December 31, 2025, a total of $29,191 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, there were amounts of $2,222,182 and $1,577,387, respectively, for Working Capital Loans and convertible note - related party outstanding (see Note 5).

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

Impact of Changes in Global Trade Policies

In recent months, changes in trade policies, including tariffs, trade agreements and other trade restrictions have been threatened and imposed by the U.S. and other governments, often with little or no advance notice. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy and economic growth. Such conditions could have a material adverse impact on the Company’s business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase the Company’s costs of capital and limit access to financing sources, which could in turn reduce cash flow and limit the Company’s ability to pursue and consummate a Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $348,472 and $142,260 of unrestricted cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Investments Held in Trust Account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At December 31, 2025 and 2024, the Company had $297,614 and $3,666,439, respectively, in investments held in Trust Account.

Offering Costs Associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 14, 2026 (if extended by the full amount of time) subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of December 31, 2025, the full amount of $8,956,250 remains outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2025 and 2024, interest and penalties of $157,897 and $57,309, respectively, were offset against prepaid income taxes. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in general and administrative expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since its inception.

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments require enhanced annual disclosures related to income taxes, including the rate reconciliation and income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our condensed financial statements.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit).

The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the First Extension Special Meeting, 23,176,961 shares of the Company’s Class A common stock were redeemed. On June 21, 2023, an amount of $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting, 910,258 shares of the Company’s Class A common stock were redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Third Extension Meeting, 977,625 shares of the Company’s Class A common stock were redeemed. On December 11, 2024, an amount of $11,497,959 was withdrawn from the Trust Account to pay such redeeming holders and the 977,625 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with Fourth Extension Special Meeting, 285,269 shares of the Company’s Class A common stock were redeemed. On September 12, 2025, an amount of $3,335,294 was withdrawn from the Trust Account to pay such redeeming holders and the 285,269 shares of the Company’s Class A common stock that were redeemed were cancelled. Additionally, $586,001 was calculated as an additional payment due to redeeming stockholders on September 10, 2025. Accordingly, as of December 31, 2025 and 2024, there were 24,887 and 310,156 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

As of December 31, 2025 and 2024, shares of Class A common stock subject to possible redemption reflected on the consolidated balance sheets are reconciled on the following table:

Class A common stock subject to possible redemption at December 31, 2022	$258,996,758
Less:
Redemption of common stock subject to possible redemption	(239,604,919)
Plus:
Accretion of carrying value to redemption value	5,445,229
Class A common stock subject to possible redemption at December 31, 2023	24,837,068
Less:
Redemption of common stock subject to possible redemption	(21,677,622)
Plus:
Accretion of carrying value to redemption value	1,126,267
Class A common stock subject to possible redemption at December 31, 2024	4,285,713
Less:
Redemption of common stock subject to possible redemption	(3,921,295)
Plus:
Diminution of carrying value to redemption value	(5,787)
Class A common stock subject to possible redemption at December 31, 2025	$358,631

Net Loss per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 4) and Private Placement Warrants (see Note 7) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At December 31, 2025 and 2024, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the years ended December 31, 2025 and 2024 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Common Stock		Common Stock
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(1,271,227)	$—	$(2,648,946)	$—

Denominator:
Weighted average shares outstanding	10,057,621	—	11,243,598	—

Basic and diluted net loss per common share	$(0.13)	$—	$(0.24)	$—

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

Due from Sponsor

Due from Sponsor represents payments of Sponsor’s expenses by the Company on the Sponsor’s behalf. As of December 31, 2025 and 2024, due from Sponsor amounted to $15,510.

Due to Related Party

Due to related party represents payments of Company’s expenses by the Sponsor on the Company’s behalf, including accrual of unpaid monthly administrative support services fees. As of December 31, 2025 and 2024, due to related party amounted to $211,029 and $201,029, respectively.

Convertible Note – Related Party

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of December 31, 2025, the Company received the full principal amount of $422,182 under this Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, the promissory notes below were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial Business Combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of December 31, 2025 and 2024, the total outstanding balance of the Notes was $300,000.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of December 31, 2025, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

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

On December 6, 2024, the Company and Sponsor entered into the A&R Polar Subscription Agreement with Polar pursuant to which Polar contributed an additional $200,000 to Sponsor (for an aggregate of $500,000), which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The A&R Polar Subscription Agreement provides that in connection with the Initial Polar Capital Investment, the Company will repay the entire balance of the Initial Polar Capital Investment to Polar within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 200,000 shares of Class A common stock to Polar immediately prior to the closing of an initial Business Combination of the Company (for an aggregate of 500,000 shares to be transferred and/or issued to Polar as consideration for the Initial Polar Capital Investment).

On February 9, 2025, the Company and Sponsor entered into the February 2025 Subscription Agreement with Kevin Wright and Jeanine Percival Wright Revocable Trust pursuant to which the Investor contributed $500,000 to Sponsor, which in turn was loaned by Sponsor to the Company to fund any additional extensions of the date by which the Company must consummate an initial Business Combination and to cover working capital expenses. The February 2025 Subscription Agreement provides that in connection with the Contribution, the Company will repay the entire balance of the Contribution to the Investor within five business days of the closing of an initial Business Combination of the Company and that Sponsor will transfer and/or the Company will issue on Sponsor’s behalf an additional 300,000 shares of Class A common stock to the Investor immediately prior to the closing of an initial Business Combination of the Company.

As of December 31, 2025, the total borrowings under the Working Capital Loans structure were $1,800,000, with a discount allocation of $0, or a net amount of $1,800,000. As of December 31, 2024, the total borrowings under the Working Capital Loans structure were $1,300,000, with a discount allocation of $144,795, or a net amount of $1,155,205.

August Subscription Agreement

On August 11, 2025, the Company and Sponsor entered into the August Subscription Agreement with Polar pursuant to which Polar contributed an additional $400,000 to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the August Polar Capital Investment, immediately prior to the closing of a Business Combination, the Company will issue to Polar Capital Investments one share of Company class A common stock per $1.00 contributed by Polar (“subscription shares”). The subscription shares meet equity classification under ASC 815-40. Additionally, in connection with the August Subscription Agreement, an amount equal to Polar’s contribution shall be paid by the Company to Polar as a return of capital within five business days of the closing of a Business Combination. Further, the Sponsor shall not sell, transfer, or otherwise dispose of any securities (including warrants) owned by the Sponsor without Polar’s consent, other than Permitted Share Transfers, until the full amount of the August Polar Capital Investment has been paid to Polar. The Company and Sponsor are jointly and severally obligated for such repayment. If the closing of a Business Combination occurs, Polar may, in its sole discretion, elect at the closing of such Business Combination or at any time prior to the repayment by the Company either in cash or shares of the Company’s Class A common stock at a rate of one share of Class A common stock for each $10 of the August Polar Capital Investment (the “Return of Capital”). In the event that the Sponsor or the Company defaults in its obligations and that such default continues for a period of five business days following written notice to the Sponsor and Company (the “Default Date”), the Company shall immediately issue to Polar 0.1 shares of the Company’s Class A common stock (iii) (the “Default Shares”) for each $1.00 of the Polar contribution on the Default Date and shall issue Polar an additional 0.1 Default Shares for each $1.00 of the Polar contribution that Polar funded each month thereafter, until the default is cured. Although the Default Shares and Return of Capital shares are equity linked, they are classified as liabilities due to the failure to meet equity classification criteria under ASC 815-40.

At initial recognition, the Return of Capital shares and Default Shares are measured at fair value and recognized in the statement of profit and loss as a subscription expense, consistent with the guidance in ASC 815-10 for fair value measurement. Subsequent changes in fair value are also recognized in profit and loss, in accordance with ASC 815-10, as the instrument does not qualify for equity classification and is accounted for as a liability measured at fair value through earnings. For the year ended December 31, 2025, the Company recognized $0 as subscription expense related to the recognition of the Default Shares, $164,000 as return of capital subscription shares expense, $0 gain on changes of event of default subscription share liability and $16,400 gain on change in fair value of return of capital subscription shares liability. As of December 31, 2025, the Company had outstanding balance of $0 on default shares liability and $147,600 on return of capital subscription shares liability. As of December 31, 2024, there was no outstanding balance on both default shares liability and return of capital subscription shares liability.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2025, $120,000 has been incurred and $80,000 was paid under this agreement. For the year ended December 31, 2024, $120,000 has been incurred under this agreement, $40,000 of which has been paid by the Company as of December 31, 2024. As of December 31, 2025 and 2024, the Company had accrued administrative support services fees of $110,000 and $70,000, respectively, under due to related party account in the Company’s accompanying consolidated balance sheets.

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

On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Ace Green Recycling, as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Ace Green Recycling, thus, as of December 31, 2025, the full amount of $8,956,250 remains outstanding.

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

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of December 31, 2025 and 2024, there were 9,835,000 shares of Class A common stock issued and outstanding which are classified as permanent equity, and 24,887 and 310,156 shares of Class A common stock issued and outstanding are subject to possible redemption, which are classified as temporary equity, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2025 and 2024, there were no shares of Class B common stock outstanding.

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

Warrants—As of December 31, 2025 and 2024, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 — Income Taxes

The total provision for income taxes is comprised of the following:

	For the Years Ended
	December 31, 2025	December 31, 2024
Federal
Current	$4,453	$—
Deferred	(45,999)	(356,333)

State
Current
Deferred

Change in valuation allowance	45,999	356,333
Total provision for income taxes	$4,453	$—

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets included the following components:

	December 31, 2025	December 31, 2024
Capitalized expenses before business combination	$941,705	$877,896
Net operating loss carryforward	111,449	129,259
Valuation allowance for deferred tax assets	(1,053,154)	(1,007,155)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2025 and 2024, the valuation allowance was $1,053,154 and $1,007,155, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2025	December 31, 2024
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Subscription expense	(2.72)%	(0.00)%
Fines and penalties	(2.62)%	(7.55)%
Perm differences	(12.65)%	(0.00)%
Loss on return of capital liability change	0.27%	(0.00)%
Valuation allowance	(3.63)%	(13.45)%
Income tax provision expense	(0.35)%	0.00%

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

As of December 31, 2025 and 2024, the assets held in the Trust Account were comprised of $297,614 and $3,666,439, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. Net amounts of $2,869,660 and $2,674,222 (net of approximately $328,000 cash deposited to the Trust Account to refund the over withdrawal) have been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as of December 31, 2025 and 2024, respectively.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	1	$297,614	$—	$—

Liabilities:
Return of capital subscription shares liability	3	$—	$—	$147,600

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	1	$3,666,439	$—	$—

The following tables present information about the Company’s equity instruments that are measured at fair value at August 11, 2025, February 9, 2025 and December 6, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
August 11, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Return of capital subscription shares liability	3	$—	$—	$164,000

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
February 9, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Equity:
Fair value of 300,000 subscription shares	3	$—	$—	$55,500

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 6, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Equity:
Fair value of 200,000 subscription shares	3	$—	$—	$878,000

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

The return of capital subscription shares liability is accounted for as a liability in accordance with ASC 815-40 and is presented as return of capital subscription shares liability on the consolidated balance sheets. The return of capital subscription shares liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within other income (expense) in the consolidated statements of operations.

The Company established the initial fair value for the return of capital subscription shares liability on August 11, 2025, the date of the Company entered into the Subscription Agreement, using the market approach model. As of December 31, 2025, the return of capital subscription shares liability was valued using the market approach model. Transfers between levels are recognized at the end of each quarterly reporting period. There were no transfers from a Level 3 measurement to a Level 2 or Level 1 fair value measurement during the year ended December 31, 2025.

The following table presents the changes in the fair value of Level 3 return of capital subscription shares liability:

Return of Capital Subscription Shares Liability
Fair value as of December 31, 2024	$—
Initial measurement on August 11, 2025	164,000
Change in fair value	(16,400)
Fair value as of December 31, 2025	$147,600

On December 31, 2025, the estimated fair value of the return of capital subscription shares liability is determined using Level 3 inputs utilizing the market approach model.

The key inputs into the market approach model as of December 31, 2025:

Inputs	December 31, 2025
Market Price	$9.02
Discount for Lack of Marketability	9%
Discount for Probability of Liquidation	50%
Discount for Expected Forfeiture	10%

Note 10 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net (loss) income that also is reported on the consolidated statements of operations as net (loss) income. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Investments held in Trust Account	$297,614	$3,666,439
Cash and cash equivalents	$348,472	$142,260

	For the Year Ended December 31,
	2025	2024
General and administrative expenses	$1,876,932	$3,402,952
Interest income on investments held in Trust Account	$110,291	$850,641

The CODM reviews interest income on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

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

On each of January 5, 2026, February 5, 2026 and March 4, 2026, the Company deposited $497.74 into the Trust Account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month per deposit from January 14, 2026 to April 14, 2026 (the “Monthly Extension”). The last Monthly Extension is the seventh of up to nine potential monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended.