Form 10-Q
period 2026-03-31
Athena Technology Acquisition Corp. II
filed 2026-05-15
CIK 1882198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, there were 9,859,887 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA TECHNOLOGY ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$155,345	$348,472
Prepaid expenses and other assets	53,689	81,665
Prepaid income taxes	610,912	610,976
Due from Sponsor	15,510	15,510
Total current assets	835,456	1,056,623

Investments held in Trust Account	301,732	297,614
TOTAL ASSETS	$1,137,188	$1,354,237

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,141,653	$5,894,706
Note payable - related party	1,800,000	1,800,000
Convertible note - related party	422,182	422,182
Due to related party	211,029	211,029
Return of capital subscription shares liability	149,200	147,600
Due to redeeming stockholders	586,001	586,001
Total current liabilities	9,310,065	9,061,518
Deferred underwriting fee payable	8,956,250	8,956,250
TOTAL LIABILITIES	18,266,315	18,017,768

COMMITMENTS AND CONTINGENCIES

CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common stock subject to possible redemption, $0.0001 par value, 24,887 shares at redemption value of $14.52 and $14.41 per share at March 31, 2026 and December 31, 2025, respectively	361,385	358,631
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 9,835,000 shares issued and outstanding (excluding 24,887 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	983	983
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	376,066	378,820
Accumulated deficit	(17,867,561)	(17,401,965)
TOTAL STOCKHOLDERS’ DEFICIT	(17,490,512)	(17,022,162)
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,137,188	$1,354,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
OPERATING EXPENSES
General and administrative	$465,257	$725,720
Franchise tax	1,300	5,200
Total operating expenses	466,557	730,920

OTHER INCOME(EXPENSE)
Interest income on investments held in Trust Account	2,625	38,515
Loss on change in fair value of return of capital subscription shares liability	(1,600)	—
Finance costs – discount on debt issuance	—	(74,844)
Total other income (expense), net	1,025	(36,329)

LOSS BEFORE PROVISION FOR INCOME TAXES	(465,532)	(767,249)
Provision for income taxes	(64)	(1,409)
NET LOSS	$(465,596)	$(768,658)

Weighted average shares outstanding of Class A common stock	9,859,887	10,145,156
Basic and diluted net loss per share, Class A common stock	$(0.05)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	9,835,000	$983	—	$—	$378,820	$(17,401,965)	$(17,022,162)

Remeasurement of common stock subject to redemption	—	—	—	—	(2,754)	—	(2,754)

Net loss	—	—	—	—	—	(465,596)	(465,596)

Balance March 31, 2026 (unaudited)	9,835,000	$983	—	$—	$376,066	$(17,867,561)	$(17,490,512)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	9,835,000	$983	—	$—	$—	$(18,861,366)	$(18,860,383)

Remeasurement of common stock subject to redemption	—	—	—	—	—	117,802	117,802

Class A common stock to be transferred to fund promissory note	—	—	—	—	90,835	—	90,835

Net loss	—	—	—	—	—	(768,658)	(768,658)
Balance March 31, 2025 (unaudited)	9,835,000	$983	—	$—	$90,835	$(19,512,222)	$(19,420,404)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(465,596)	$(768,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(2,625)	(38,515)
Finance costs – discount on debt issuance	—	74,844
Loss on change in fair value of Return of capital subscription shares liability	1,600	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	27,976	5,200
Prepaid income taxes	64	169,727
Due to related party	—	10,000
Accounts payable and accrued expenses	246,947	410,841
Net cash used in operating activities	(191,634)	(136,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited into Trust Account	(1,493)	(18,610)
Net cash used in investing activities	(1,493)	(18,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note - related party	—	500,000
Net cash used in financing activities	—	500,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(193,127)	344,829
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	348,472	142,260
CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,345	$487,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity through March 31, 2026, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and over-allotment amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by June 14, 2026, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup Global Markets Inc. (“Citigroup”), as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling (as defined herein). The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of March 31, 2026, the full amount of $8,956,250 remains outstanding.

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

As approved by the stockholders of the Company, at its special meeting of stockholders held on September 10, 2025 (the “Fourth Extension Special Meeting”), the Company filed an amendment to its Charter with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment extends the date by which the Company must consummate a business combination on a monthly basis for up to nine times by an additional one month each time for a total of up to nine months from September 14, 2025 to June 14, 2026 (the “Combination Period”), provided that Athena Technology Sponsor II, LLC or its affiliates or permitted designees will deposit into the Trust Account the lesser of (a) $25,000 and (b) $0.02 for each share of Class A common stock issued and outstanding that is subject to redemption and that has not been redeemed in accordance with the terms of the Charter upon the election of each such one-month extension unless the closing of the Company’s initial business combination shall have occurred. In connection with the Fourth Extension Special Meeting, stockholders holding 285,269 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $3,335,294 (approximately $11.69 per share) was withdrawn from the Trust Account to pay such redeeming holders. Additionally, $586,001 was calculated as an additional payment due to redeeming stockholders on September 10, 2025 which is presented as due to redeeming stockholders on the condensed consolidated balance sheets.

On each of September 12, 2025, October 7, 2025, November 4, 2025, December 8, 2025, January 5, 2026, February 5, 2026, March 4, 2026, April 6, 2026 and May 4, 2026, the Company deposited approximately $498 into the Trust Account allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 14, 2025 to June 14, 2026 (the “Monthly Extension”). The most recent Monthly Extension was the ninth of up to nine potential monthly extensions permitted under the Company’s Charter, as amended.

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

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to Special Purpose Acquisition Companies (“SPACs”). The IRS published that any SPAC that priced their initial public offering prior to August 16, 2022 are not subject to excise tax on any redemptions. As such, during the fourth quarter of 2025, the Company reversed $3,688,337 of liabilities relating to excise tax due for redemptions occurring in 2023 through 2025 that was accrued in previous periods. Of the $3,688,337, an amount of $2,612,825 was recorded to accumulated deficit where the initial excise tax in connection with the redemption of Class A common stock was recorded and is reflected in the unaudited condensed consolidated statements of changes in stockholders’ deficit, $888,340 was recorded as a reversal of prior year interest and penalties on excise tax liability and $187,171 was recorded to general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $669,440, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and March 31, 2024, also counter to the terms of the Trust Agreement. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On April 10, 2024, the misallocated $669,440 funds that were used for general operating expenses were replenished to the Company’s operating account in the form of an intercompany loan made by the Sponsor. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities, and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 in interest and penalties incurred, and $61,891 of its 2024 Delaware franchise tax liabilities. On May 21, 2025, the Company paid $171,778 of its 2023 tax penalties and interest. As of March 31, 2026, the total amount of prepaid income taxes was $610,912, and the remaining restricted cash balance amounted to $0. There were no interest and penalties incurred for the three months ended March 31, 2026 and 2025.

Going Concern Consideration and Capital Resources

As of March 31, 2026, the Company had operating cash of $155,345 and a working capital deficit of $8,474,609. The Company also has investments held in the Trust Account of $301,732 to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of March 31, 2026, a total of $31,816 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, there were amounts of $2,222,182, respectively, for Working Capital Loans and convertible note - related party outstanding (see Note 5).

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

Impact of Global Conflict and Changes in Global Trade Policies

Recently, certain geopolitical tensions have increased, and changes in trade policies, including tariffs, trade agreements and other trade restrictions have been threatened and imposed by the U.S. and other governments, often with little or no advance notice. Any resulting trade restrictions or tariffs may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy and economic growth. Such conditions could have a material adverse impact on the Company’s business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase the Company’s costs of capital and limit access to financing sources, which could in turn reduce cash flow and limit the Company’s ability to pursue and consummate a Business Combination.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results that may be expected through December 31, 2026, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 11, 2026 (the “Annual Report on Form 10-K”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $155,345 and $348,472 of unrestricted cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At March 31, 2026 and December 31, 2025, the Company had $301,732 and $297,614, respectively, in investments held in Trust Account.

Offering Costs Associated with the Initial Public Offering

Offering costs for the IPO amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. As described in Note 6, the $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 14, 2026 (if extended by the full amount of time) subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of March 31, 2026, the full amount of $8,956,250 remains outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of March 31, 2026 and 2025, there were no interest and penalties offset against prepaid income taxes. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in general and administrative expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since its inception.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments require enhanced annual disclosures related to income taxes, including the rate reconciliation and income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU did not have a material impact on our condensed financial statements.

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

The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the First Extension Special Meeting, 23,176,961 shares of the Company’s Class A common stock were redeemed. On June 21, 2023, an amount of $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting, 910,258 shares of the Company’s Class A common stock were redeemed. On April 5, 2024, an amount of $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Third Extension Meeting, 977,625 shares of the Company’s Class A common stock were redeemed. On December 11, 2024, an amount of $11,497,959 was withdrawn from the Trust Account to pay such redeeming holders and the 977,625 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with Fourth Extension Special Meeting, 285,269 shares of the Company’s Class A common stock were redeemed. On September 12, 2025, an amount of $3,335,294 was withdrawn from the Trust Account to pay such redeeming holders and the 285,269 shares of the Company’s Class A common stock that were redeemed were cancelled. Additionally, $586,001 was calculated as an additional payment due to redeeming stockholders on September 10, 2025. Accordingly, as of March 31, 2026 and December 31, 2025, there were 24,887 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

As of March 31, 2026 and December 31, 2025, shares of Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Class A common stock subject to possible redemption at December 31, 2024	$4,285,713
Less:
Redemption of common stock subject to possible redemption	(3,921,295)
Plus:
Diminution of carrying value to redemption value	(5,787)
Class A common stock subject to possible redemption at December 31, 2025	358,631
Plus:
Accretion of carrying value to redemption value	2,754
Class A common stock subject to possible redemption at March 31, 2026	$361,385

Net Loss per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common shares. Public Warrants (see Note 4) and Private Placement Warrants (see Note 7) to purchase 13,164,375 shares of Class A common stock at $11.50 per share were issued on December 14, 2021. At March 31, 2026 and 2025, no Public Warrants or Private Placement Warrants have been exercised. The 13,164,375 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2026 and 2025 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	Class A Common Stock
	For the Three Months Ended March 31,
	2026	2025
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(465,596)	$(768,658)

Denominator:
Weighted average shares outstanding	9,859,887	10,145,156

Basic and diluted net loss per common share	$(0.05)	$(0.08)

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

Due from Sponsor

Due from Sponsor represents payments of Sponsor’s expenses by the Company on the Sponsor’s behalf. As of March 31, 2026 and December 31, 2025, due from Sponsor amounted to $15,510.

Due to Related Party

Due to related party represents payments of Company’s expenses by the Sponsor on the Company’s behalf, including accrual of unpaid monthly administrative support services fees. As of March 31, 2026 and December 31, 2025, due to related party amounted to $211,029.

Convertible Note – Related Party

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of March 31, 2026 and December 31, 2025, $422,182 was outstanding under this note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the promissory notes below were entered into which fall under the Working Capital Loans structure.

In July 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $60,000 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial Business Combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $240,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of March 31, 2026 and December 31, 2025, the total outstanding balance of the Notes was $300,000.

In connection with funding the Notes, on July 5, 2023, the Sponsor entered into a subscription agreement with a third-party investor. Pursuant to the subscription agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of March 31, 2026 and December 31, 2025, such third-party investor loaned $300,000 to the Sponsor, which amount is included under the Extension Note described above.

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

As of March 31, 2026 and December 31, 2025, the total borrowings under the Working Capital Loans structure were $1,800,000, with a discount allocation of $0, or a net amount of $1,800,000.

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

At initial recognition, the Return of Capital shares and Default Shares are measured at fair value and recognized in the statement of profit and loss as a subscription expense, consistent with the guidance in ASC 815-10 for fair value measurement. Subsequent changes in fair value are also recognized in profit and loss, in accordance with ASC 815-10, as the instrument does not qualify for equity classification and is accounted for as a liability measured at fair value through earnings. For the three months ended March 31, 2026 and 2025, the Company recognized $1,600 and $0 loss on change in fair value of return of capital subscription shares liability. As of March 31, 2026, the Company had outstanding balance of $0 on default shares liability and $149,200 on return of capital subscription shares liability. As of December 31, 2025, the Company had outstanding balance of $0 on default shares liability and $147,600 on return of capital subscription shares liability.

Support Services

The Company has agreed to pay the Sponsor a fee of $10,000 per month following the Company’s listing on the New York Stock Exchange for office space, utilities, and secretarial and administrative services. The agreement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2026, $30,000 has been incurred and paid under this agreement. For the three months ended March 31, 2025, $30,000 has been incurred and $20,000 was paid under this agreement. As of March 31, 2026 and December 31, 2025, the Company had accrued administrative support services fees of $80,000 under due to related party account in the Company’s accompanying condensed consolidated balance sheets.

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

On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company only upon a successful Business Combination with Ace Green Recycling, as further described below. The waiver of deferred underwriting commissions is contingent upon a successful Business Combination with Ace Green Recycling, thus, as of March 31, 2026, the full amount of $8,956,250 remains outstanding.

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

On March 19, 2026, the Company, Sponsor, and Ace Green Recycling entered into a First Amendment to Business Combination Agreement (the “First BCA Amendment”), pursuant to which the Business Combination Agreement was amended to (i) provide for additional earnout provisions for stockholders of Ace Green Recycling upon the closing of the transactions contemplated by the Business Combination Agreement, (ii) permit certain financings by Ace Green Recycling, (iii) update the expected board composition of New Ace Green (as defined in the Business Combination Agreement), (iv) amend the definitions of Athena Expense Cap and Axe Expense Cap in the Business Combination Agreement, and (v) extend the Outside Date (as defined by the Business Combination Agreement) to April 30, 2026.

On April 18, 2026, the Company and Ace Green Recycling entered into a Second Amendment to Business Combination Agreement (the “Second BCA Amendment”), pursuant to which the Business Combination Agreement, dated was amended to include a form of certificate of incorporation of New Ace Green reflecting an increase in the number of authorized shares of preferred stock that New Ace Green will be authorized to issue from 1,000,000 to 5,000,000 to allow for the issuance of its 12.0% Series A Cumulative Convertible Preferred Stock in connection with the PIPE Investment (as defined herein), as well as the issuance of additional shares for potential future fundings.

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

PIPE Investment and Registration Rights Agreement

On April 21, 2026, the Company and Ace Green Recycling entered into securities purchase agreements (the “PIPE Purchase Agreements”) with certain third-party investors (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to purchase (i) a total of 3,333,333 shares of New Ace Green’s 12.0% Series A Cumulative Convertible Preferred Stock, par value of $0.0001 per share (the “Series A Preferred Stock”), which will be convertible into shares of common stock of New Ace Green at an initial conversion price of $12.00 per share, subject to certain adjustments and limitations, and (ii) warrants to purchase 5,000,000 shares of common stock of New Ace Green at an initial exercise price of $12.00 per share (the “PIPE Warrants”) for an aggregate purchase price of $32,000,000 (the “PIPE Investment”). The PIPE Investors will also each receive a pro rata portion of 1,000,000 shares of common stock of New Ace Green issued as additional consideration for participating in the PIPE Investment.

The Purchase Agreements provide that the closing of the PIPE Investment is expected to occur concurrently with the consummation of the Business Combination, subject to the satisfaction of customary closing conditions, including that the shares of New Ace Green common stock have received approval for listing on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange. The proceeds are intended to support the Business Combination.

The Purchase Agreements contain customary representations, warranties and agreements by Athena, Ace Green and the PIPE Investors, as well as customary indemnification provisions.

In connection with the PIPE Investment, on April 21, 2026, Athena entered into a registration rights agreement (the “PIPE Registration Rights Agreement”) with the PIPE Investors pursuant to which Athena agreed to file with the SEC one or more registration statements to register for resale certain shares of New Ace Green common stock (and, if applicable, the shares of New Ace Green common stock issuable upon exercise of the PIPE Warrants or conversion of the shares of Series A Preferred Stock) held by the PIPE Investors, subject to customary exceptions.

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. On June 21, 2023, the Company issued an aggregate of 8,881,250 shares of its Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share, of the Company. The 8,881,250 shares of Class A common stock issued in connection with the conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. As of March 31, 2026 and December 31, 2025, there were 9,835,000 shares of Class A common stock issued and outstanding which are classified as permanent equity, and 24,887 shares of Class A common stock issued and outstanding are subject to possible redemption, which are classified as temporary equity, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no shares of Class B common stock outstanding.

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

Warrants—As of March 31, 2026 and December 31, 2025, the Company has 12,687,500 Public Warrants and 953,750 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of an initial Business Combination and will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account were comprised of $301,732 and $297,614, respectively, held in money market funds.

All of the Company’s investments held in the Trust Account are classified as trading securities. Net amounts of $2,869,660 and $2,674,222 (net of approximately $328,000 cash deposited to the Trust Account to refund the over withdrawal) have been withdrawn from the Trust Account to pay for franchise and income taxes of the Company as of March 31, 2026 and December 31, 2025, respectively.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
March 31, 2026	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	1	$301,732	$—	$—

Liabilities:
Return of capital subscription shares liability	3	$—	$—	$149,200

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	1	$297,614	$—	$—

Liabilities:
Return of capital subscription shares liability	3	$—	$—	$147,600

The return of capital subscription shares liability is accounted for as a liability in accordance with ASC 815-40 and is presented as return of capital subscription shares liability on the condensed consolidated balance sheets. The return of capital subscription shares liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within other income (expense) in the unaudited condensed consolidated statements of operations.

The Company established the initial fair value for the return of capital subscription shares liability on August 11, 2025, the date of the Company entered into the Subscription Agreement, using the market approach model. As of March 31, 2026 and December 31, 2025, the return of capital subscription shares liability was valued using the market approach model. Transfers between levels are recognized at the end of each quarterly reporting period. There were no transfers from a Level 3 measurement to a Level 2 or Level 1 fair value measurement during the period ended March 31, 2026 and December 31, 2025.

The following table presents the changes in the fair value of Level 3 return of capital subscription shares liability:

Return of Capital Subscription Shares Liability
Fair value as of December 31, 2025	$147,600
Change in fair value	1,600
Fair value as of March 31, 2026	$149,200

On March 31, 2026 and December 31, 2025, the estimated fair value of the return of capital subscription shares liability is determined using Level 3 inputs utilizing the market approach model.

The key inputs into the market approach model as of March 31, 2026:

Inputs	March 31, 2026	December 31, 2025
Market Price	$9.02	$9.02
Discount for Lack of Marketability	8%	9%
Discount for Probability of Liquidation	50%	50%
Discount for Expected Forfeiture	10%	10%

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

	March 31,	December 31,
	2026	2025
Investments held in Trust Account	$301,732	$297,614
Cash and cash equivalents	$155,345	$348,472

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$465,257	$725,720
Interest income on investments held in Trust Account	$2,625	$38,515

The CODM reviews interest income on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

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

On each of April 6, 2026 and May 4, 2026, the Company, caused to be deposited $498 into the Company’s trust account allowing the Company to extend the period of time it has to consummate its initial business combination by one month for each deposit from April 14, 2026 to June 14, 2026 (the “Monthly Extension”). These Monthly Extensions were the eighth and ninth of up to nine potential monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended.

On April 18, 2026, the Company and Ace Green Recycling entered into the Second BCA Amendment, pursuant to which the Business Combination Agreement, dated was amended to include a form of certificate of incorporation of New Ace Green reflecting an increase in the number of authorized shares of preferred stock that New Ace Green will be authorized to issue from 1,000,000 to 5,000,000 to allow for the issuance of its 12.0% Series A Cumulative Convertible Preferred Stock in connection with the PIPE Investment, as well as the issuance of additional shares for potential future fundings.

On April 21, 2026, the Company and Ace Green Recycling entered into the PIPE Purchase Agreements with the PIPE Investors, pursuant to which, among other things, the PIPE Investors agreed to purchase (i) a total of 3,333,333 shares of New Ace Green’s 12.0% Series A Cumulative Convertible Preferred Stock, par value of $0.0001 per, which will be convertible into shares of common stock of New Ace Green at an initial conversion price of $12.00 per share, subject to certain adjustments and limitations, and (ii) warrants to purchase 5,000,000 shares of common stock of New Ace Green at an initial exercise price of $12.00 per share for an aggregate purchase price of $32,000,000. The PIPE Investors will also each receive a pro rata portion of 1,000,000 shares of common stock of New Ace Green issued as additional consideration for participating in the PIPE Investment.

The Purchase Agreements provide that the closing of the PIPE Investment is expected to occur concurrently with the consummation of the Business Combination, subject to the satisfaction of customary closing conditions, including that the shares of New Ace Green common stock have received approval for listing on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange.

In connection with the PIPE Investment, on April 21, 2026, Athena entered into a registration rights agreement with the PIPE Investors pursuant to which Athena agreed to file with the SEC one or more registration statements to register for resale certain shares of New Ace Green common stock (and, if applicable, the shares of New Ace Green common stock issuable upon exercise of the PIPE Warrants or conversion of the shares of Series A Preferred Stock) held by the PIPE Investors, subject to customary exceptions.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding a business combination and related timing and the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s SEC filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On March 19, 2026, the Company, Sponsor, and Ace Green Recycling entered into a First Amendment to Business Combination Agreement (the “First BCA Amendment”), pursuant to which the Business Combination Agreement was amended to (i) provide for additional earnout provisions for stockholders of Ace Green Recycling upon the closing of the transactions contemplated by the Business Combination Agreement, (ii) permit certain financings by Ace Green Recycling, (iii) update the expected board composition of New Ace Green (as defined in the Business Combination Agreement), (iv) amend the definitions of Athena Expense Cap and Axe Expense Cap in the Business Combination Agreement, and (v) extend the Outside Date (as defined by the Business Combination Agreement) to April 30, 2026.

On April 18, 2026, the Company and Ace Green Recycling entered into a Second Amendment to Business Combination Agreement (the “Second BCA Amendment”), pursuant to which the Business Combination Agreement, dated was amended to include a form of certificate of incorporation of New Ace Green reflecting an increase in the number of authorized shares of preferred stock that New Ace Green will be authorized to issue from 1,000,000 to 5,000,000 to allow for the issuance of its 12.0% Series A Cumulative Convertible Preferred Stock in connection with the PIPE Investment (as defined herein), as well as the issuance of additional shares for potential future fundings.

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

PIPE Investment and Registration Rights Agreement

On April 21, 2026, the Company and Ace Green Recycling entered into securities purchase agreements (the “PIPE Purchase Agreements”) with certain third-party investors (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to purchase (i) a total of 3,333,333 shares of New Ace Green’s 12.0% Series A Cumulative Convertible Preferred Stock, par value of $0.0001 per share (the “Series A Preferred Stock”), which will be convertible into shares of common stock of New Ace Green at an initial conversion price of $12.00 per share, subject to certain adjustments and limitations, and (ii) warrants to purchase 5,000,000 shares of common stock of New Ace Green at an initial exercise price of $12.00 per share (the “PIPE Warrants”) for an aggregate purchase price of $32,000,000 (the “PIPE Investment”). The PIPE Investors will also each receive a pro rata portion of 1,000,000 shares of common stock of New Ace Green issued as additional consideration for participating in the PIPE Investment.

The Purchase Agreements provide that the closing of the PIPE Investment is expected to occur concurrently with the consummation of the Business Combination, subject to the satisfaction of customary closing conditions, including that the shares of New Ace Green common stock have received approval for listing on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange. The proceeds are intended to support the Business Combination.

The Purchase Agreements contain customary representations, warranties and agreements by Athena, Ace Green and the PIPE Investors, as well as customary indemnification provisions.

In connection with the PIPE Investment, on April 21, 2026, Athena entered into a registration rights agreement (the “PIPE Registration Rights Agreement”) with the PIPE Investors pursuant to which Athena agreed to file with the SEC one or more registration statements to register for resale certain shares of New Ace Green common stock (and, if applicable, the shares of New Ace Green common stock issuable upon exercise of the PIPE Warrants or conversion of the shares of Series A Preferred Stock) held by the PIPE Investors, subject to customary exceptions.

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

On each of September 12, 2025, October 7, 2025, November 4, 2025, December 8, 2025, January 5, 2026, February 5, 2026, March 4, 2026, April 6, 2026 and May 4, 2026, the Company deposited approximately $498 into the Trust Account, or an aggregate of approximately $4,482, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 14, 2025 to June 14, 2026.

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

On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During September 2024, the Company paid $658,686 of its 2024 income taxes, inclusive of $43,257 of interest and penalties incurred. On May 21, 2025, the Company paid $171,778 of its 2023 tax penalties and interest. As of March 31, 2026, the total amount of prepaid income taxes was $610,912, and the remaining restricted cash balance amounted to $0.

Company Funding

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of March 31, 2026, the Company received the full principal amount of $422,182 under this note.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for our initial public offering, described below, and since our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of our initial public offering placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2026, we had a net loss of $465,596, which consisted of operating expenses of $465,257, franchise tax expense of $1,300, loss on return of capital liability change of $1,600 and income tax expense of $64, offset by interest income on investments held in the Trust Account of $2,625.

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

Offering costs for our initial public offering amounted to $14,420,146, consisting of $5,000,000 of underwriting fees, $8,956,250 of deferred underwriting fees payable (which are held in the Trust Account) and $463,896 of other costs. The $8,956,250 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 14, 2026, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of March 31, 2026, the full amount of $8,956,250 remains outstanding.

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

As of March 31, 2026, there is $31,816 of interest income available in the Trust Account available to pay for franchise and income taxes and total amounts withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations amounted to $2,869,660 (net of approximately $328,000 cash deposited to the Trust Account to refund the over withdrawal). During the period ended March 31, 2026 the Company did not withdraw any funds from the Trust Account to pay the Company’s franchise and income taxes payable. In connection with the First Extension Special Meeting held on June 13, 2023, 23,176,961 shares of the Company’s Class A common stock were redeemed. On June 21, 2023, $239,604,919 was withdrawn from the Trust Account to pay the redeeming holders and the 23,176,961 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Second Extension Special Meeting held on March 12, 2024, 910,258 shares of the Company’s Class A common stock were redeemed. On April 5, 2024, $10,179,663 was withdrawn from the Trust Account to pay the redeeming holders and the 910,258 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Third Extension Meeting held on December 10, 2024, 977,625 shares of the Company’s Class A common stock were redeemed. On December 11, 2024, $11,497,959 was withdrawn from the Trust Account to pay the redeeming holders and the 977,625 shares of the Company’s Class A common stock that were redeemed were cancelled. In connection with the Fourth Extension Special Meeting held on September 10, 2025, 285,269 shares of the Company’s Class A common stock were redeemed. On September 12, 2025, an amount of $3,335,294 was withdrawn from the Trust Account to pay such redeeming holders and the 285,269 shares of the Company’s Class A common stock that were redeemed were cancelled.

Through March 31, 2024, the Company used portions of the Restricted Funds to pay for general operating expenses in the aggregate amount of $669,440. Management later determined that this use of Restricted Funds was not in accordance with the Charter and the amended Trust Agreement. On April 10, 2024, the misallocated $669,440 of Restricted Funds was replenished to the Company’s operating account in the form of an intercompany loan made by Sponsor. On April 3, 2024, the Company paid $720,192 to satisfy income tax liabilities for 2022. On May 16, 2024, the Company paid $820,571 of its 2023 income tax liabilities and on July 22, 2024, the Company paid $79,849 of its 2023 Delaware franchise tax liabilities. During December 31, 2025, the total amount of prepaid income taxes was $610,976, and the remaining restricted cash balance amounted to $0. As of March 31, 2026, the total amount of prepaid income taxes was $610,912, and the remaining restricted cash balance amounted to $0.

For the three months ended March 31, 2026, cash used in operating activities was $191,634. Net loss of $465,596 was reduced by interest income on investments held in Trust Account of $2,625 and increased by loss on change in fair value of return of capital subscription shares liability of $1,600. Changes in operating assets and liabilities provided $274,987 of cash for operating activities. Net cash used by investing activities was $1,493 which consisted of cash deposited to Trust Account of $1,493.

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

Pursuant to Internal Revenue Service (“IRS”) regulations, the Company was required to file a return and remit payment for the 2023 excise tax liability of $2,396,049 on or before October 31, 2024. In December 2024, the Internal Revenue Service issued a notice to the Company asserting that $3,284,389 is payable with respect to the 2023 excise tax liability and associated interest and penalties. The Company did not pay the amount due. The Company recognized a total of $1,051,283 in interest and penalties with respect to the 2023 excise tax liability through March 31, 2026. The Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025.

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

At March 31, 2026, we had investments held in the Trust Account of $301,732. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. We may withdraw interest from the Trust Account to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of Athena common stock authorized and outstanding as of the date of this filing, to be approximately $20,000, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

At March 31, 2026, we had operating cash of $155,345, restricted cash and cash equivalents to pay tax obligations of $0 and a working capital deficit of $8,474,609. As of March 31, 2026, approximately $31,816 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

On July 26, 2024, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $422,182. The note is non-interest bearing and payable on the earlier of July 26, 2026 or the Company’s initial Business Combination. The Note may be converted into equity securities of the Company on mutually agreeable terms if consented to in writing by the Sponsor. As of March 31, 2026, the Company received the full principal amount of $422,182 under this note.

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

The borrowings under the Working Capital Loans structure as of March 31, 2026 and December 31, 2025 were $1,800,000.

On August 11, 2025, the Company and Sponsor entered into the August Subscription Agreement with Polar pursuant to which Polar contributed an additional $400,000 to the Company to cover working capital expenses. The August Subscription Agreement provides that in connection with the August Polar Capital Investment, immediately prior to the closing of a Business Combination, the Company will issue to Polar Capital Investments one share of Company class A common stock per $1.00 contributed by Polar (“subscription shares”). The subscription shares meet equity classification under Accounting Standards Codification (“ASC”) 815-40. Additionally, in connection with the August Subscription Agreement, an amount equal to Polar’s contribution shall be paid by the Company to Polar as a return of capital within five business days of the closing of a Business Combination. Further, the Sponsor shall not sell, transfer, or otherwise dispose of any securities (including warrants) owned by the Sponsor without Polar’s consent, other than Permitted Share Transfers, until the full amount of the August Polar Capital Investment has been paid to Polar. The Company and Sponsor are jointly and severally obligated for such repayment. If the closing of a Business Combination occurs, Polar may, in its sole discretion, elect at the closing of such Business Combination or at any time prior to the repayment by the Company either in cash or shares of the Company’s Class A common stock at a rate of one share of Class A common stock for each $10 of the August Polar Capital Investment (the “Return of Capital”). In the event that the Sponsor or the Company defaults in its obligations and that such default continues for a period of five business days following written notice to the Sponsor and Company (the “Default Date”), the Company shall immediately issue to Polar 0.1 shares of the Company’s Class A common stock (iii) (the “Default Shares”) for each $1.00 of the Polar contribution on the Default Date and shall issue Polar an additional 0.1 Default Shares for each $1.00 of the Polar contribution that Polar funded each month thereafter, until the default is cured. Although the Default Shares and Return of Capital shares are equity linked, they are classified as liabilities due to the failure to meet equity classification criteria under ASC 815-40.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the Company’s liquidity position and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before June 14, 2026 (the “mandatory liquidation date”); however, there can be no assurance that the Company will be able to extend the mandatory liquidation date (if the mandatory liquidation date is extended by the full amount of time). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2026. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to deferred underwriting commissions of $0.35 per unit ($0.55 per unit from the over-allotment units), or $8,956,250 from the closing of the initial public offering and the over-allotment units. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On January 28, 2025, Citigroup, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,956,250 in full, pursuant to a deferred fee waiver letter agreement between Citigroup and the Company upon the successful Business Combination with Ace Green Recycling. The waiver of deferred underwriting commissions is contingent upon such successful Business Combination, thus, as of March 31, 2026, the full amount of $8,956,250 remains outstanding.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2026 due to the material weakness described below.

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

During the process of preparing and filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company identified a material weakness in internal control over financial reporting related to the valuation of its subscription shares liability, as controls were not adequately designed or operating effectively to ensure the fair value estimate was calculated in accordance with U.S. GAAP. This material weakness resulted in a material adjustment corrected by management to the recorded fair value of the subscription shares liability.

Remediation Efforts to Address the Identified Material Weakness

To address the material weaknesses described above, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. In particular, management’s plans include enhanced controls and improved internal communications within the Company and its financial reporting advisors related to the identification of any new contractual arrangements, as well as controls to ensure the Company has oversight of the cash availability for operating needs, including more clearly designating in the Company’s internal books and records the cash that is restricted in its use and the implementation of an additional layer of review of payments for operating expenses to ensure that restricted cash is not used for payment of general operating expenses, and conducting remedial training for management, relevant staff and service providers to reiterate and reinforce the terms of the Trust Agreement. Management’s remediation plan also includes the addition of a control requiring the Company’s audit committee to approve any withdrawals from the Trust Account and requiring the placement of such withdrawn funds in a restricted account for the payment of taxes. To address the material weakness identified in connection with the Company’s financial statements, management has added a control requiring enhanced documentation of discussions between management, the Company’s advisors and the Company’s audit committee regarding the proper usage of the cash withdrawn from the Trust Account.

As of March 31, 2026, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness; however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	First Amendment to Business Combination, dated March 19, 2026, by and between Athena Technology Acquisition Corp. II and Ace Green Recycling, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on March 25, 2026).
2.2	Second Amendment to Business Combination, dated March 19, 2026, by and between Athena Technology Acquisition Corp. II and Ace Green Recycling, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 23, 2026).
10.1	Form of PIPE Investment Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 23, 2026).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-41144), filed with the Securities and Exchange Commission on April 23, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP. II

Date: May 15, 2026	By:	/s/ Jennifer Calabrese
	Name:	Jennifer Calabrese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)